Form 10-Q
period 1996-06-30
ALIGN RITE INTERNATIONAL INC
filed 1996-08-13
CIK 945122

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington,  D. C. 20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended . . . . . . . .June 30, 1996 . . . . . .

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from . . . . . . . . . . to . . . . . . . . . . .

                 Commission file number. . . 0-26240 . . . .

                    . . .ALIGN-RITE INTERNATIONAL, INC. . .
             (Exact name of registrant as specified in its charter)

     . . .California. . .                            . . .95-4528353. . .
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

 . . . .2428 Ontario St. Burbank, CA. . . . . . . . . . . . .91504. .
 (Address of principal executive offices)                 (Zip Code)

                            . . .(818) 843-7220. . .
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  . .X. .  No  . . . .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                           Outstanding at July 15, 1996
Common Stock, $.01 par value                       4,374,588 Shares

                         ALIGN-RITE INTERNATIONAL INC.


                                     INDEX

                                                                         Page
PART I.          FINANCIAL INFORMATION

   Item 1.          Financial Statements (unaudited)

         Condensed Consolidated Balance Sheet at June 30
            1996 and March 31, 1996                                        3

         Condensed Consolidated Statement of Earnings
            for the three months ended June 30, 1996                       4

         Condensed Consolidated Statement of Cash Flows
            for the three months ended June 30, 1996                       5

         Notes to Condensed Consolidated Financial
            Statements                                                     6

   Item 2.          Management's Discussion and Analysis
                       of Results of Operations and
                       Financial Condition                                 7

PART II.        OTHER INFORMATION

   Item 6.          Exhibits and Reports on Form 8-K                       9

SIGNATURES                                                                10




PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         Align-Rite International Inc.
                     Consolidated Condensed Balance Sheets
              (Unaudited - 000's omitted, except per share data.)



                                                                                     At June 30    At March 31
                                                                                     ----------    -----------
         ASSETS                                                                         1996           1996
                                                                                     ----------    -----------
Current assets:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 11,845      $ 12,707
  Accounts receivable net   . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,340         5,940
  Inventories, primarily raw materials  . . . . . . . . . . . . . . . . . . . . .         1,798         1,816
  Prepaid and other current assets  . . . . . . . . . . . . . . . . . . . . . . .         1,491         1,429
                                                                                       --------      --------
         Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . .        21,474        21,892
  Property and equipment, net   . . . . . . . . . . . . . . . . . . . . . . . . .        12,645         8,517
  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            12            12
                                                                                       --------      --------
         Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 34,131      $ 30,421
                                                                                       ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  4,533      $  2,770
  Accrued expenses and other  . . . . . . . . . . . . . . . . . . . . . . . . . .         2,463         1,868
                                                                                       --------      --------
         Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . .         6,996         4,638

Other liabilities and deferred taxes  . . . . . . . . . . . . . . . . . . . . . .           471           499

Shareholders' equity:
Common Stock:
  Authorized - 35,000 shares $.01 par value; Issued 4,314 shares and 4,346
  shares at June 30, 1996 and March 31, 1996, respectively  . . . . . . . . . . .            44            43
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . .        17,857        17,829
  Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         8,709         7,369
    Foreign currency translation adjustment   . . . . . . . . . . . . . . . . . .            54            43
                                                                                       --------      --------
         Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . . .        26,664        25,284
                                                                                       --------      --------
            Total liabilities and shareholders' equity  . . . . . . . . . . . . .      $ 34,131      $ 30,421
                                                                                       ========      ========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                         Align-Rite International Inc.
                Consolidated Condensed Statements of Operations
               For the Three Months Ended June 30, 1996 and 1995
               (Unaudited - 000's omitted, except per share data)



                                                               Three Months Ended
                                                              1996            1995
                                                             -------         -------
Net sales . . . . . . . . . . . . . . . . . . . . . .       $ 9,513          $ 7,647
  Cost of Sales   . . . . . . . . . . . . . . . . . .         5,918            4,769
                                                            -------          -------
  Gross profit  . . . . . . . . . . . . . . . . . . .         3,595            2,878

Selling, general and administrative . . . . . . . . .         1,554            1,347
                                                            -------          -------
  Income from operations  . . . . . . . . . . . . . .         2,041            1,531

Interest income (expense) and other income, net . . .           122              (63)

Income before provision for income taxes  . . . . . .         2,163            1,468
                                                            -------          -------

Provision for income taxes  . . . . . . . . . . . . .           823              412

Net income  . . . . . . . . . . . . . . . . . . . . .         1,340            1,056
                                                            =======          =======

Per share information:
Shares used - per share computation:  . . . . . . . .         4,803            3,514
   Earnings per share . . . . . . . . . . . . . . . .           .28              .30



  The accompanying notes are an integral part of these consolidated condensed financial statements.

                         ALIGN-RITE INTERNATIONAL INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                          (UNAUDITED - 000'S OMITTED)




                                                                           1996             1995
                                                                          -------         --------
Cash flows from operating activities:
Net income: . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 1,340          $ 1,056
  Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation and amortization   . . . . . . . . . . . . . . . .         633              462
      Minority interest   . . . . . . . . . . . . . . . . . . . . . .         -                  6
      (Increase) in:
       Accounts receivable net  . . . . . . . . . . . . . . . . . . .        (365)             (82)
       Inventories  . . . . . . . . . . . . . . . . . . . . . . . . .          30             (288)
       Prepaids and other assets  . . . . . . . . . . . . . . . . . .         (55)             (64)
       Deferred initial public offering costs   . . . . . . . . . . .         -             (1,168)
       Increase (decrease) in:
       Trade accounts payable   . . . . . . . . . . . . . . . . . . .       1,763              879
       Accrued expenses and other liabilities   . . . . . . . . . . .         513              362
                                                                          -------         --------
         Net cash provided by operating activities  . . . . . . . . .       3,859            1,163
                                                                          -------         --------
  Cash flows from investing activities
   Purchase of property and equipment   . . . . . . . . . . . . . . .      (4,755)            (433)
                                                                          -------         --------
         Net cash used in investing activities  . . . . . . . . . . .      (4,755)            (433)
                                                                          -------         --------
  Cash flows from financing activities:
   Principal payments on borrowings (notes)   . . . . . . . . . . . .         -                (73)
   Repayment of (obligation under) capital leases   . . . . . . . . .         -               (271)
    Stock options exercised . . . . . . . . . . . . . . . . . . . . .          28              -
                                                                          -------         --------
         Net cash provided by (used in) financing activities  . . . .          28             (344)
                                                                          -------         --------
  Effect of exchange rate on cash   . . . . . . . . . . . . . . . . .           6               24
  Net increase (decrease) in cash   . . . . . . . . . . . . . . . . .        (862)             410
                                                                          -------         --------
  Cash and cash equivalents, beginning of year  . . . . . . . . . . .      12,707            3,751
                                                                          -------         --------
  Cash and cash equivalents, end of year  . . . . . . . . . . . . . .     $11,845         $  4,161
                                                                          =======         ========


  The accompanying notes are an integral part of these consolidated condensed financial statements.

                         ALIGN-RITE INTERNATIONAL INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    THREE AND SIX MONTHS ENDED JUNE 30, 1996


(UNAUDITED)
Item 1 - Business and Basis of Consolidation

The consolidated Financial Statements include the accounts of Align-Rite International, Inc. ("ARII"), a California corporation, incorporated on April 27, 1995, and its wholly-owned subsidiaries, Align-Rite International Limited ("ARI"), Align-Rite Corporation ("ARC"), and Align-Rite Limited ("ARL"). ARII
and its subsidiaries are collectively referred to as the "Company".   All
significant intercompany accounts and transactions have been eliminated.

The principal activity of ARII and ARI is that of holding companies into which their respective subsidiaries are consolidated. ARC and ARL manufacture and market quality photomasks in the United States and Europe. Photomasks, which are precision photographic quartz or glass plates, contain microscopic images of integrated circuits. These are used primarily by semiconductor manufacturers as master images to transfer circuit patterns onto silicon wafers during the fabrication of integrated circuits.

During fiscal year 1996 the Company underwent an initial public offering of Common Stock, as part of which all of the outstanding Ordinary Shares of ARI were exchanged for the Common Stock of ARII.

The Company maintains a policy and practice of restricting ARC from paying dividends or making certain other distributions in order to minimize tax consequences resulting from its current corporate structure.

Item 2. Management's Discussions and Analysis of Results of Operations and Financial Condition.

Net sales for the three months ended June 30, 1996, increased 24.4% to $9,513,000, as compared with $7,647,000 in the prior fiscal year. The increase resulted from an increase in both the Company's United Kingdom ("U.K.") and United States ("U.S.") operations. U.K. net sales for the three months ended June 30, 1996 increased 32.2% to $3,303,000 compared with $2,499,000 in the prior fiscal year. U.S. net sales for the three months ended June 30, 1996, increased 20.6% to $6,210,000, compared with $5,148,000 in the prior fiscal year. The increase in net sales is attributable to increased demand in photomasks as well as additional capacity.

Gross profit as a percentage of net sales for the three months ended June 30, 1996 increased slightly to 37.8% compared with 37.6%. The slight increase in gross profit as a percentage of net sales for the three months ended June 30, 1996 is primarily attributable to better utilization of assets, better yield on certain product which were offset by an increase in depreciation relating to capacity expansion in the U.S. Depreciation expense in the first quarter of fiscal year 1997 was $633,000, compared with $462,000 for the same period in the prior year.

Selling, general and administrative expenses increased 15.4% to $1,554,000 for the three months ended June 30, 1996, compared with $1,347,000 in the prior fiscal year. As a percentage of net sales, selling, general and administrative expenses for the three months ended June 30, 1996 decreased to 16.4% as compared to 17.7% for the same period in the prior fiscal year.

For the three months ended June 30, 1996, the Company provided for Federal and State income tax at an estimated combined effective annual tax rate of approximately 38.1%, as compared to approximately 28.1% for the same period for the prior fiscal year. The prior quarter rate was lower due to the utilization of net operating loss carryforwards in the United Kingdom which were fully utilized in 1996.

Liquidity and Capital Resources


The Company's cash and cash equivalents were $11,845,000 at June 30, 1996. Net cash provided by operating activities contributed $3,859,000 for the three months ended June 30,1996 compared to $1,163,000 in the prior fiscal year.

Operating cash flows for the three months ended June 30, 1996 reflect higher net income and higher non cash charges related to increased depreciation, along with increases in Accounts Payable offset by increases in Accounts Receivable and prepaid and other assets from which deposits on equipment were transferred to Property & Equipment.

Accounts Receivable increased $365,000 during the three months ended
June 30, 1996, primarily as a result of higher sales levels. Management believes that the Company's reserve for bad debts is adequate. Inventory levels slightly decreased during the three months ended June 30, 1996 but are deemed to be at adequate levels for the short term. Due to short turnaround times and the customized nature of photomasks, the Company does not maintain any material amount of finished good inventory thereby keeping the Company's inventory turnover low.

For the three months ended June 30, 1996, cash used in investing activities totaled $14,755,000 compared to $433,000 in the prior year. The Company's capital expenditures were primarily for equipment which will support and complement new process development and higher end products.

Management believes that funds generated from operations together with its cash and cash equivalents will be sufficient to meet its normal operating requirements during the coming year. If these funds prove to be insufficient, or if new opportunities require the Company to supplement its financial resources, the Company may use established credit lines with its corporate banker which have increased from $1,000,000 to $7,500,000 under which no amounts are currently outstanding, additional financing or pursue other sources of financing, however, there can be no assurance other sources of financing will be available at commercially viable terms, if at all.

PART II.  OTHER INFORMATION

Item 6: Exhibits and Reports of Form 8-K

        (a) Exhibits

            27 Financial Data Schedule

        (b) Reports on Form 8-K.

            No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   Signatures




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   August 12, 1996      . . . . . Align-Rite International, Inc. . . . .





James Mac Donald
Chairman of the Board, President &
Chief Executive Director




Petar Katurich
Chief Financial Officer & Secretary