Form 10-Q
period 1996-09-30
ALIGN RITE INTERNATIONAL INC
filed 1996-11-14
CIK 945122

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington,  D. C. 20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended . . . . . . . .September 30, 1996 . . . . . .

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

             Class                         Outstanding at October 31, 1996
Common Stock, $.01 par value                           4,387,029 Shares

                         ALIGN-RITE INTERNATIONAL, INC.


                                     INDEX

                                                                    Page
PART I.  FINANCIAL INFORMATION

   Item 1.          Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets at
           September 30, 1996 and March 31, 1996                    3

         Condensed Consolidated Statements of Earnings
            for the Three and Six Months ended
            September 30, 1996 and 1995                             4

         Condensed Consolidated Statements of Cash Flows
            for the Six Months ended
            September 30, 1996 and 1995                             5

         Notes to Condensed Consolidated Financial
            Statements                                              6

   Item 2.          Management's Discussion and Analysis
                    of Results of Operations and
                    Financial Condition                             7


PART II.         FINANCIAL INFORMATION

  Item 6.        Exhibits and Reports on Form 8-K                  10

  Signatures                                                       11

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        Align-Rite International, Inc.
                     Consolidated Condensed Balance Sheets
              (Unaudited - 000's omitted, except per share data.)



                                                                                                  At Sept 30,    At Mar 31,
                                                                                                  -----------    ----------
         ASSETS                                                                                     1996             1996
                                                                                                  --------         --------
Current assets:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  10,090        $ 12,707
  Accounts receivable, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,648           5,940
  Inventories, primarily raw materials  . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,462           1,816
  Prepaid and other current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,826           1,429
                                                                                                   --------        --------
         Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        20,026          21,892
  Property and equipment, net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14,963           8,517
  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            12              12
                                                                                                  ---------        --------
         Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  35,001        $ 30,421
                                                                                                  =========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   4,392        $  2,770
  Accrued expenses and other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,021           1,868
                                                                                                  ---------        --------
         Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,413           4,638

Other liabilities and deferred taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           464             499

Shareholders' equity:
Common Stock:
  Authorized - 35,000 shares $.01 par value; Issued 4,379 shares and 4,346
  shares at September 30, 1996 and March 31, 1996, respectively   . . . . . . . . . . . . . .            44              43
Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        17,873          17,829
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10,084           7,369
Foreign currency translation adjustment . . . . . . . . . . . . . . . . . . . . . . . . . . .           123              43
                                                                                                  ---------        --------
         Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        28,124          25,284
                                                                                                  ---------        --------
            Total liabilities and shareholders' equity  . . . . . . . . . . . . . . . . . . .     $  35,001        $ 30,421
                                                                                                  =========        ========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                         Align-Rite International, Inc.
                Consolidated Condensed Statements of Operations
         For the Three and Six Months Ended September 30, 1996 and 1995
               (Unaudited - 000's omitted, except per share data)

                                                        Three Months Ended                 Six Months Ended
                                                           September 30,                      Setember 30,
                                                         1996         1995                 1996          1995
                                                         -----       ------                -----         -----
Net Sales . . . . . . . . . . . . . . . . . . . .        $9,666      $8,040               $19,179       $15,687
Cost of Sales . . . . . . . . . . . . . . . . . .         6,026       5,074                11,944         9,844
                                                         ------      ------               -------       -------
  Gross Profit  . . . . . . . . . . . . . . . . .         3,640       2,966                 7,235         5,843

Selling, general and administrative . . . . . . .         1,558       1,374                 3,112         2,721
                                                         ------      ------               -------       -------
  Income from operations  . . . . . . . . . . . .         2,082       1,592                 4,123         3,122
 . . . . . . . . . . . . . . . . . . . . . . . . .
Interest Income (expense) and other income, net .            80         132                   202            69
                                                         ------      ------               -------       -------
Income before provison for income taxes . . . . .         2,162       1,724                 4,325         3,191

Provison for income taxes . . . . . . . . . . . .           787         496                 1,610           908
                                                         ------      ------               -------       -------
Net income  . . . . . . . . . . . . . . . . . . .        $1,375      $1,228               $ 2,715       $ 2,283
                                                         ======      ======               =======       =======

Per share information:
Shares used - per share computation . . . . . . .         4,809       4,363                 4,805         3,593
  Earnings per share  . . . . . . . . . . . . . .           .29         .28                   .57           .64


  The accompanying notes are an integral part of these consolidated condensed financial statements.

                         ALIGN-RITE INTERNATIONAL, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                          (UNAUDITED - 000'S OMITTED)



                                                                                                1996             1995
                                                                                                ----             ----
Cash flows from operating activities:
Net income: . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 2,715          $ 2,283
  Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,247              924
      (Increase) Decrease in:
       Accounts receivable, net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        292             (897)
        Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (646)            (821)
       Prepaids and other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (397)            (968)
       Increase (decrease) in:
       Trade accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,622            1,497
       Accrued expenses and other liabilities   . . . . . . . . . . . . . . . . . . . . . .        142             (248)
                                                                                               -------          -------
         Net cash provided by operating activities  . . . . . . . . . . . . . . . . . . . .      4,975            1,770
                                                                                               -------          -------
  Cash flows used in investing activities
   Purchase of property and equipment   . . . . . . . . . . . . . . . . . . . . . . . . . .     (7,693)          (1,738)
                                                                                                ------          -------
         Net cash used in investing activities  . . . . . . . . . . . . . . . . . . . . . .     (7,693)          (1,738)
                                                                                                                -------
  Cash flows used in financing activities:
   Proceeds from Initial Public Offering, net   . . . . . . . . . . . . . . . . . . . . . .        -             14,144
   Principal payments on borrowings (notes)   . . . . . . . . . . . . . . . . . . . . . . .        -             (1,158)
   Repayment of (obligation under) capital leases   . . . . . . . . . . . . . . . . . . . .        -               (647)
    Stock options exercised . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         45              -
                                                                                               -------          -------
         Net cash provided by financing activities  . . . . . . . . . . . . . . . . . . . .         45           12,339
                                                                                               -------          -------
  Effect of exchange rate on cash   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         56              (29)
  Net increase (decrease) in cash   . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (2,617)          12,342
                                                                                               -------          -------
  Cash and cash equivalents, beginning of year  . . . . . . . . . . . . . . . . . . . . . .     12,707            3,861
                                                                                               -------          -------
  Cash and cash equivalents, end of year  . . . . . . . . . . . . . . . . . . . . . . . . .    $10,090          $16,203
                                                                                               =======          =======


  The accompanying notes are an integral part of these consolidated condensed financial statements.

                         ALIGN-RITE INTERNATIONAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                 THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1996


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

Item 2. Management's Discussions and Analysis of Results of Operations and Financial Condition.


Net sales for the three and six months ended September 30, 1996, increased 20.3% to $9,666,000, and 22.3% to $19,179,000, respectively, compared with $8,040,000 and $15,687,000 in the same periods in the prior fiscal year. The increase resulted from an increase in both the Company's United Kingdom ("U.K.") and United States ("U.S.") operations. U.K. net sales for the three and six months ended September 30, 1996 increased 18.2% to $3,182,000 and 25.0% to $6,485,000, respectively, compared with $2,691,000 and $5,190,000 in the same periods in the prior fiscal year. U.S. net sales for the three and six months ended September 30, 1996 increased 21.2% to $6,484,000 and 20.9% to $12,694,000, respectively, compared with $5,349,000 and $10,497,000 in the same periods in the prior fiscal year. The increase in net sales is attributable to increased demand for photomasks as well as additional capacity of the Company. During the quarter, the Company completed product qualifications with several new customers and is currently in various stages of product qualification with other accounts which the Company believes will position it for continued expansion in the marketplace. The Company also expects to experience a decline in sales of optical photomask products equivalent to approximately 4% of current revenues over the next 6 month period, as a result of changes in recent customer demand.

Gross profit as a percentage of net sales for the three and six months ended September 30, 1996 increased slightly to 37.7% compared with 36.9% and 37.2%, respectively, in the prior period. The slight increase in gross profit as a percentage of net sales for the three months ended September 30, 1996 is primarily attributable to better utilization of assets and a better yield on certain products which were offset in part, by start-up costs related to equipment expansion in the U.S. and an increase in depreciation expense. Depreciation expense for the three and six months ended September 30, 1996 increased 32.9% to $614,000 and 35.0% to $1,247,000, respectively, compared to $462,000 for each quarter in the prior fiscal year. The increase was due to the Company's recent purchases of equipment which resulted in an increase in the Company's asset base.

Selling, general and administrative expenses for the three and six months ended September 30, 1996 increased 13.4% to $1,558,000 and 14.4% to $3,112,000, respectively, compared with $1,374,000 and $2,721,000 in the same period in the prior fiscal year. While the absolute dollars increased each period, the selling, general and administrative expenses as a percentage of net sales decreased to 16.1% and 16.2%, respectively, for the three and six months ended September 30, 1996 compared with 17.1% and 17.4% in the same periods in the prior year. The principal reason for the decrease in selling, general and administrative expenses is due to the Company's ability to spread its costs over a higher revenue base.

For the three and six months ended September 30, 1996, the Company provided for Federal and State income tax at an estimated combined effective rate of approximately 36.4% and 37.2%, respectively, compared to 28.8% and 28.5% in the same period in the prior year. The prior period rates were lower due to the utilization of net operating loss carryforwards in the United Kingdom which were fully utilized in 1996.

Liquidity and Capital Resources

The Company's cash and cash equivalents were $10,090,000 at September 30, 1996. Net cash provided by operating activities contributed $4,975,000 for the six months ended September 30, 1996 compared to $1,170,000 in the prior fiscal year.

Operating cash flows for the six months ended September 30, 1996 reflect higher net income and higher non cash charges related to increased depreciation, along with increases in Accounts Payable offset by increases in Inventory.

Accounts Receivable decreased $292,000 or 5.0% during the six months ended September 30, 1996, despite a 22.2% increase in sales due to the Company's aggressive cash collection policy instituted near the end of the quarter. Management believes that the Company's reserve for bad debts is adequate. Inventory levels increased 35.6% to $2,462,000 during the six months ended September 30, 1996, primarily due to higher raw material costs obtained for use on the new equipment purchases of the Company aimed at increasing capacity and technological capabilities. The Company believes this inventory level is reasonable in order to maintain the level of business the Company is currently engaged in. Due to short turnaround times and the customized nature of photomasks, the Company does not maintain any material amount of finished good inventory thereby keeping the Company's inventory turnover low.

For the six months ended September 30, 1996, cash used in investing activities totaled $7,693,000 compared to $1,738,000 in the prior year. The Company's capital expenditures were primarily for equipment which will support and complement new process development and higher end products.

The Company recently announced plans to further expand its facilities and production capacity in Bridgend, Wales. The expansion is a two phase plan which totals approximately $20,000,000. Phase one of the expansion is currently scheduled for completion in June 1997 and will include a building expansion, and additional equipment and cleanroom facilities. The first phase of expansion will cost approximately $8,000,000. The Company plans to announce details relating to the second phase of expansion some time in 1997.

Management believes that funds generated from operations together with its cash and cash equivalents will be sufficient to meet its normal operating requirements during the coming year. If these funds prove to be insufficient, or if new opportunities require the Company to supplement its financial resources, the Company may use established credit lines with its corporate banker of $7,500,000 under which no amounts are currently outstanding, additional financing or pursue other sources of financing, however, there can be no assurance other sources of financing will be available at commercially viable terms, if at all.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995.

In addition to historical information, this report includes certain forward-looking statements regarding events and financial and industry trends which may affect the Company's future operating results and financial position. Such statements include, but are not limited to, statements as to: (i) the Company's expected decline in the sales of optical photomask products resulting in a 4% decline in revenues, (ii) the Company's belief regarding the adequacy of its reserve for bad debts, (iii) the Company's expectations regarding expansion in Europe and (iv) the sufficiency of funds to meet the Company's normal operating requirements over the next 12 months. Such statements represent the Company's reasonable judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position to differ materially. Such risks and uncertainties include but are not limited to: a change in economic conditions in the Company's markets which could adversely affect the level of demand for the Company's products, failure of the Company to anticipate, respond to or utilize changing technologies used in production of photomasks; greater than anticipated competition; manufacturing difficulties or capacity limitations; shortage of raw materials; delays in delivery of recently purchased manufacturing equipment to the Company; greater than anticipated capital investment requirements; and currency fluctuations or changes in political conditions with respect to the Company's foreign operations.

Part II.         Other Information

Item 6. Exhibits and Reports of Form 8-K

         (a) Exhibits

             27 Financial Data Schedule

         (b) Reports on Form 8-K.

             No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   Signatures




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   November 6, 1996  . . . . . Align-Rite International, Inc. . . . . .




James Mac Donald
Chairman of the Board, President &
Chief Executive Director



Petar Katurich
Chief Financial Officer & Secretary