Form 10-Q
period 1996-12-31
ALIGN RITE INTERNATIONAL INC
filed 1997-02-14
CIK 945122

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended . . . . . . .  December 31, 1996 . . . . . .

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from . . . . . . . . . . . . . . to . . . . . . .

                  Commission file number. . . 0-26240 . . . .

                          ALIGN-RITE INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

         California                                         95-4528353
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

       2428 Ontario St., Burbank, CA                        91504
  (Address of principal executive offices)                (Zip Code)

                                 (818) 843-7220
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding at January 31, 1997
Common Stock, $.01 par value                             4,404,122 Shares

                         ALIGN-RITE INTERNATIONAL, INC.


                                      INDEX



                                                                      Page

PART I.  FINANCIAL INFORMATION

   Item 1.    Financial Statements [unaudited]

         Condensed Consolidated Balance Sheets at
           December 31, 1996 and March 31, 1996                         3

         Condensed Consolidated Statements of Earnings
            for the Three and Nine Months ended
            December 31, 1996 and 1995                                  4

         Condensed Consolidated Statements of Cash Flows
            for the Nine Months ended
            December 31, 1996 and 1995                                  5

         Notes to Condensed Consolidated Financial
            Statements                                                  6

   Item 2.    Management's Discussion and Analysis
                of Results of Operations and
                Financial Condition                                     7


PART II. FINANCIAL INFORMATION

  Item 6.         Exhibits and Reports on Form 8-K                     10

  Signatures                                                           11

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         Align-Rite International, Inc.
                      Consolidated Condensed Balance Sheets
               (Unaudited - 000's omitted, except per share data.)



                                                                               At Dec 31    At Mar 31,
                                                                               ---------    ---------
ASSETS                                                                            1996         1996
                                                                                 -------      -------
Current assets:
   Cash and cash equivalents ..............................................      $ 6,615      $12,707
   Accounts receivable, net ...............................................        5,619        5,940
   Inventories, primarily raw materials ...................................        2,922        1,816
   Prepaid and other current assets .......................................        1,628        1,429
                                                                                 -------      -------
         Total current assets .............................................       16,784       21,892

    Property and equipment, net ...........................................       18,687        8,517
   Other assets ...........................................................            7           12
                                                                                 -------      -------
         Total assets .....................................................      $35,478      $30,421
                                                                                 =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable .................................................      $ 3,443      $ 2,770
   Accrued expenses and other .............................................        2,124        1,868
                                                                                 -------      -------
         Total current liabilities ........................................        5,567        4,638

Other liabilities and deferred taxes ......................................          254          499

Shareholders' equity:
Common Stock:
   Authorized - 35,000 shares $.01 par value; Issued 4,403 shares and 4,346
   shares at December 31, 1996 and March 31, 1996, respectively ...........           44           43
Additional paid-in capital ................................................       17,906       17,829
Retained earnings .........................................................       11,330        7,369
Foreign currency translation adjustment ...................................          377           43
                                                                                 -------      -------
         Total shareholders' equity .......................................       29,657       25,284
                                                                                 -------      -------
            Total liabilities and shareholders' equity ....................      $35,478      $30,421
                                                                                 =======      =======

The accompanying notes are an integral part of these consolidated condensed financial statements.

                         Align-Rite International, Inc.
                 Consolidated Condensed Statements of Operations
         For the Three and Nine Months Ended December 31, 1996 and 1995
               (Unaudited - 000's omitted, except per share data)


                                                            Three Months Ended         Nine Months Ended
                                                                December 31                December 31
                                                              1996         1995         1996         1995
                                                             -------      -------      -------      -------
Net Sales .............................................      $ 9,395      $ 8,617      $28,574      $24,305
Cost of Sales .........................................        5,952        5,507       17,896       15,351
                                                             -------      -------      -------      -------
  Gross Profit ........................................        3,443        3,110       10,678        8,954

Selling, general and administrative ...................        1,548        1,424        4,661        4,145
                                                             -------      -------      -------      -------
  Income from operations ..............................        1,895        1,686        6,017        4,809

Interest Income (expense) and other income, net........           78          168          280          237

Income before provison for income taxes ...............        1,973        1,854        6,297        5,046
                                                             -------      -------      -------      -------

Provison for income taxes .............................          727          506        2,336        1,414

Net income ............................................      $ 1,246      $ 1,348      $ 3,961      $ 3,632
                                                             =======      =======      =======      =======

Per share information:
Shares used - per share computation ...................        4,823        4,802        4,823        3,985
  Earnings per share ..................................          .26          .28          .82          .91


The accompanying notes are an integral part of these consolidated condensed financial statements.

                         ALIGN-RITE INTERNATIONAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                           (UNAUDITED - 000'S OMITTED)




                                                                                                          1996            1995
                                                                                                        --------       --------
Cash flows from operating activities:
Net income:......................................................................................       $  3,961         $3,632
   Adjustments to reconcile net income to net cash
   provided by operating activities:
       Depreciation ..............................................................................         1,881          1,381
       (Increase) Decrease in:
        Accounts receivable, net .................................................................           580           (710)
        Inventories ..............................................................................        (1,010)          (741)
        Prepaids and other assets ................................................................          (159)        (1,000)
        Increase (decrease) in:
        Trade accounts payable ...................................................................           540            310
        Accrued expenses and other liabilities ...................................................           123           (476)
                                                                                                        --------       --------
         Net cash provided by operating activities ...............................................         5,916          2,396
                                                                                                        --------       --------
   Cash flows from investing activities
    Purchase of property and equipment ...........................................................       (11,683)        (2,672)
                                                                                                        --------       --------
         Net cash used in investing activities ...................................................       (11,683)        (2,672)
                                                                                                        --------       --------
   Cash flows from financing activities:
    Proceeds from Initial Public Offering, net ...................................................           -
                                                                                                                         13,654
    Principal payments on borrowings (notes) .....................................................           -           (1,430)
    Repayment of (obligation under) capital leases ...............................................           -             (644)
    Stock options exercised ......................................................................            77             28
                                                                                                        --------       --------
         Net cash provided by financing activities ...............................................            77         11,608
                                                                                                        --------       --------
   Effect of exchange rate on cash ...............................................................          (402)           (22)
   Net increase (decrease) in cash ...............................................................        (6,092)        11,310
                                                                                                        --------       --------
   Cash and cash equivalents, beginning of year ..................................................        12,707          3,861
                                                                                                        --------       --------
   Cash and cash equivalents, end of year ........................................................      $  6,615       $ 15,171
                                                                                                        ========       ========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                         ALIGN-RITE INTERNATIONAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  THREE AND NINE MONTHS ENDED DECEMBER 31, 1996


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

During fiscal year 1996 the Company completed an initial public offering of Common Stock, as part of which all of the outstanding Ordinary Shares of ARI were exchanged for the Common Stock of ARII.

The Company maintains a policy and practice of restricting ARC from paying dividends or making certain other distributions in order to minimize tax consequences resulting from its current corporate structure.

Item 2. Management's Discussions and Analysis of Results of Operations and Financial Condition.

Net sales for the three and nine months ended December 31, 1996, increased 9.0% to $9,395,000, and 17.6% to $28,574,000, respectively, compared with $8,617,000 and $24,305,000 in the same periods in the prior fiscal year. The increase resulted from an increase in both the Company's United Kingdom ("U.K.") and United States ("U.S.") operations. U.K. net sales for the three and nine months ended December 31, 1996 increased 7.9% to $2,788,000 and 19.3% to $9,273,000, respectively, compared with $2,585,000 and $7,775,000 in the same periods in the prior fiscal year. U.S. net sales for the three and nine months ended December 31, 1996 increased 9.5% to $6,607,000 and 16.8% to $19,301,000, respectively, compared with $6,032,000 and $16,530,000 in the same periods in the prior fiscal year. The increase in net sales is attributable to increased demand domestically for photomasks as well as additional capacity of the Company's U.S. and U.K. facilities. During the quarter, despite an increase in net sales as compared with the prior year's quarter, the Company experienced a decrease in European demand of approximately 13%, compared to the preceeding quarter's results. The Company believes the decrease was attributable to customers shutting down operations due to the timing of Christmas and New Year's holidays in addition to a general slowdown in the customers own business demands. The Company does not expect this decrease to continue.

Gross profit as a percentage of net sales for the three and nine months ended December 31, 1996 increased slightly to 36.7% and 37.4%, respectively, compared with 36.1% and 36.8%, in the prior period. The slight increase in gross profit as a percentage of net sales for the three months ended December 31, 1996 is primarily attributable to better yield on certain products which were offset, in part, by start-up costs related to equipment expansion in the U.S. and an increase in depreciation expense. Depreciation expense for the three and nine months ended December 31, 1996 increased 38.7% to $634,000 and 36.2% to $1,881,000, respectively, compared to $457,000 and $1,381,000 in the same periods in the prior fiscal year. The increase was due to the Company's recent purchases of equipment and cleanrooms which resulted in an increase in the Company's equipment.

Selling, general and administrative expenses for the three and nine months ended December 31, 1996 increased 8.7% to $1,548,000 and 12.5% to $4,661,000, respectively, compared with $1,424,000 and $4,145,000 in the same period in the prior fiscal year. While the absolute dollars increased each period, the selling, general and administrative expenses as a percentage of net sales decreased to 16.48% and 16.3%, respectively, for the three and nine months ended December 31, 1996 compared with 16.53% and 17.1% in the same periods in the prior year. The principal reason for the decrease in selling, general and administrative expenses is due to the Company's ability to spread its costs over a higher revenue base.

For the three and nine months ended December 31, 1996, the Company provided for Federal and State income tax at an estimated combined effective rate of approximately 36.9% and 37.1%, respectively, compared to 27.3% and 28.0% in the same period in the prior year. The prior period rates were lower due to the utilization of net operating loss carryforwards in the United Kingdom which were fully utilized in 1996.

Liquidity and Capital Resources

The Company's cash and cash equivalents were $6,615,000 at December 31, 1996. Net cash provided by operating activities contributed $5,916,000 for the nine months ended December 31, 1996 compared to $2,396,000 in the prior fiscal year. Operating cash flows for the nine months ended December 31, 1996 reflect higher net income and higher non cash charges related to increased depreciation, along with increases in accounts payable offset by increases in inventory.

Accounts receivable decreased $321,000 or 5.4% during the nine months ended December 31, 1996, despite a 17.6% increase in sales due to the Company's aggressive cash collection policy instituted throughout the year. Management believes that the Company's reserve for bad debts is adequate. Inventory levels increased 61% to $2,922,000 during the nine months ended December 31, 1996, preliminary due to higher raw material costs obtained for use on the new equipment purchases of the Company aimed at increasing capacity and technological capabilities. The Company believes this inventory level is reasonable in order to maintain the level of business the Company is currently engaged in. Due to short turnaround times and the customized nature of photomasks, the Company does not maintain any material amount of finished good inventory.

For the nine months ended December 31, 1996, cash used in investing activities totaled $11,683,000 compared to $2,672,000 in the prior year. The Company's capital expenditures were primarily for equipment and cleanrooms which will support and complement new process development and high end products.

The Company recently announced plans to further expand its facilities and production capacity in Bridgend, Wales. The expansion is a two phase plan which totals approximately $20 million. Phase one of the expansion is currently scheduled for completion in Summer of 1997 and will include a building expansion and additional equipment and cleanroom facilities. The first phase of expansion will cost approximately $8,000,000 to $10,000,000. The Company plans to announce details relating to the second phase of expansion some time in 1997.

Management believes that funds generated from operations together with its cash and cash equivalents will be sufficient to meet its normal operating requirements during the coming year. If these funds prove to be insufficient, or if new opportunities require the Company to supplement its financial resources, the Company may use established credit lines with its corporate banker of $7,500,000 under which no amounts are currently outstanding, additional financing or pursue other sources of financing. There can, however, be no assurance other sources of financing will be available at commercially viable terms, if at all.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

In addition to historical information, this report includes certain forward-looking statements regarding events and financial and industry trends which may affect the Company's future operating results and financial position. Such statements include, but are not limited to, statements as to: (i) the Company's expected improvement in demand in the European market, (ii) the Company's belief regarding the adequacy of its reserve for bad debts, and (iii) the sufficiency of funds to meet the Company's normal operating requirements over the next 12 months. Such statements represent the Company's reasonable judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial positon to differ materially. Such risks and uncertainties include but are not limited to: adverse economic conditions in the Company's markets which could adversely affect the level of demand for the Company's products, failure of the Company to anticipate, respond to or utilize changing technologies used in production of photomasks; greater than anticipated levels of competition and competitive pricing, manufacturing difficulties or capacity limitations; shortage of raw materials; delays in delivery of recently purchased manufacturing equipment to the Company; greater than anticipated capital investment requirements; and currency fluctuations or changes in political conditions with respect to the Company's foreign operations.

Part II. Other Information

Item 6. Exhibits and Reports of Form 8-K

        (a) Exhibits

            27 Financial Data Schedule

        (b) Reports on Form 8-K.

            No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   Signatures




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   February 13, 1997          . . Align-Rite International, Inc . .






James Mac Donald
Chairman of the Board, President &
Chief Executive Director





Petar Katurich
Chief Financial Officer & Secretary