Form 10-K405
period 1997-03-31
ALIGN RITE INTERNATIONAL INC
filed 1997-06-30
CIK 945122

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED MARCH 31, 1997.

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 026240

                         ALIGN-RITE INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                    954528353
       (STATE OF OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

                     2428 ONTARIO STREET, BURBANK, CA 91504
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICER) (ZIP CODE)
       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 843-7220

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

 SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: Common Stock, $.01
                                   par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X]

     As of May 30, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $50,195,814 based upon the average bid and ask prices of the Common Stock as reported on the Nasdaq National Market on such date. Shares of Common Stock held by officers, directors and holders of more than ten percent of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of May 30, 1997, the Registrant had outstanding 4,427,738 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 1997 are incorporated by reference under Part III.

================================================================================

                               TABLE OF CONTENTS

                            ITEM NUMBER AND CAPTION

                                     PART I

                                                                                        PAGE NO.
                                                                                        --------
  1.  Business......................................................................        1
  2.  Properties....................................................................        4
  3.  Legal Proceedings.............................................................        4
  4.  Submission of Matters to a Vote of Security Holders...........................        5

                                            PART II
  5.  Market for the Registrant's Common Equity and Related Shareholder Matters.....        6
  6.  Selected Financial Data.......................................................        6
      Management's Discussion and Analysis of Financial Condition and Results of
  7.  Operations....................................................................        7
  8.  Financial Statements and Supplementary Data...................................       12
      Changes in and Disagreements with Auditors on Accounting and Financial
  9.  Disclosure....................................................................       29

                                            PART III
 10.  Directors and Executive Officers of the Registrant............................       29
 11.  Executive Compensation and Related Matters....................................       29
 12.  Security Ownership of Certain Beneficial Owners and Management................       29
 13.  Certain Relationships and Related Transactions................................       29

                                            PART IV
 14.  Exhibits, Financial Statement Schedules and Reports on Form 8K................       31

                                     PART I

ITEM 1. BUSINESS

GENERAL

     The business structure is comprised of Align-Rite International, Inc. ("ARII"), a California corporation, incorporated on April 27, 1995, and its wholly-owned subsidiaries Align-Rite International Limited ("ARI"), Align-Rite Corporation ("ARC") and Align-Rite Limited ("ARL"). ARII and its subsidiaries are collectively referred to herein as the "Company". All significant intercompany accounts and transactions have been eliminated.

     The principal activity of ARII and ARI is that of holding companies into which their respective subsidiaries are consolidated. On July 21, 1995 ARII completed an initial public offering of Common Stock, as part of which all of the outstanding Ordinary Shares of ARI were exchanged for the Common Stock of ARII. The Company manufactures quality photomasks in the United States and Europe. On April 15, 1997, the Company completed its first photomask business acquisition with TEMIC, a division of the Daimler Benz Group, located in Hielbronn, Germany. Photomasks are required for the manufacture of virtually all integrated circuits, which are essential components in consumer and industrial electronic products. Photomasks are precision photographic quartz or glass plates containing microscopic images of integrated circuits. The Company images integrated circuit patterns onto photomasks using electron beam, laser beam and optical microlithography methods at its manufacturing facilities in Burbank, California and Bridgend, Wales.

     The Company's principle executive offices are located at 2428 Ontario Street, Burbank, California, 91504. The Company's telephone number is (818) 843-7220.

INDUSTRY OVERVIEW

     Photomasks are a key element in the manufacture of semiconductors. Photomasks are used as master images to transfer integrated circuit patterns onto semiconductor wafers during the fabrication of integrated circuits and, to a lesser extent, other types of electronic components, such as thin-film magnetic recording heads, advanced printed circuit boards and flat panel displays. Each circuit design normally consists of a series of eight to twenty-five separate circuit patterns, each of which is imaged onto a separate photomask. The completed series of photomasks are then used to successively image each separate circuit pattern onto a single semiconductor wafer.

     Photomasks are primarily manufactured by independent manufacturers, with some production by captive manufacturers. Captive manufacturers are considered the internal photomask manufacturing operations of semiconductor businesses which produce photomasks almost exclusively for their own use in the fabrication of integrated circuits. Since 1987, there has been an industry trend to divest or close captive photomask operations of semiconductor manufacturers in the United States and Europe. The Company believes this trend is attributable to:
(i) substantial ongoing capital investment requirements; (ii) significant operating and maintenance costs; (iii) the presence of reliable, independent manufacturers of photomasks in the United States and Europe; and (iv) a trend by semiconductor manufacturers to focus on the core components of their businesses. As a result, the Company believes that the share of the market served by independent manufacturers of photomasks has successively increased each year since 1987.

     The purchasers of photomasks consist primarily of semiconductor manufacturers and integrated circuit design businesses in the United States, Europe and the Pacific Rim. The semiconductor industry has experienced rapid growth in recent years primarily due to increased applications for integrated circuits such as cellular telephones, pagers, automotive control systems, medical products, computers and printers, electronically controlled industrial equipment, satellites, security systems and consumer appliances. The Company estimates that total photomask sales in the United States and Europe exceeded $475 million in 1996 with continued expansion into 1997.

     The number of significant independent photomask manufacturers (companies with estimated annual photomask sales in excess of $5.0 million) in the United States and Europe has decreased from ten in 1987 to four (including the Company) in 1997 as a result of industry consolidation and closing of operations. The Company believes that this consolidation was primarily due to competitive pressures on photomask manufacturers during this period and that further significant industry consolidation is unlikely. These competitive pressures were mainly the result of the implementation of sophisticated software programs used to reduce errors in integrated circuit design, which had the effect of reducing the number of photomask iterations normally required to create a working integrated circuit, as well as shortening photomask delivery cycles. The shortened photomask delivery cycles also reduced the need for backup photomask sets.

     The Company believes that, beginning in 1993, independent manufacturers of photomasks experienced increased demand as a result of three principal factors:
(i) the increase in semiconductor design activity for standard products; (ii) the increased complexity of integrated circuits which require more photomasks per integrated circuit design; and (iii) growing demand for application specific integrated circuits ("ASICs"), each of which requires a separate set of photomasks.

SALES AND MARKETING

     The Company continues to develop long-term customer relationships primarily with semiconductor manufacturers and other electronics companies whose annual independent photomask expenditures range from $250,000 to $10,000,000. An important market segment for the Company is ASIC manufacturers, as they typically require a higher volume of photomasks and use integrated circuit pattern sizes which are now, and are expected to remain for several years, within the Company's current technological capabilities. In addition, the Company focuses its marketing efforts on analog, linear and mixed signal integrated circuit manufacturers, as well as manufacturers of other electronic components such as thin-film magnetic recording heads and advanced printed circuit boards. The Company believes these segments, which require a substantial volume of photomasks, represent growing markets within the electronics industry.

     The Company targets various aspects of customer businesses including second sourcing opportunities. Second sourcing is the standard practice in the semiconductor industry of maintaining at least two, and sometimes three, sources for critical materials used in the manufacturing process, including photomasks. Initially, the Company seeks to become a qualified supplier. After demonstrating its reliability, the Company then pursues a greater percentage of the customer's business.

     The Company also targets corporate outsourcing opportunities. These opportunities are presented by: (i) semiconductor manufacturers which operate captive photomask manufacturing operations and which outsource a portion of their photomask requirements in order to have a reliable second source of supplies, (ii) captive manufacturers which outsource during peak demand periods rather than invest in additional manufacturing capacity; and (iii) semiconductor manufacturers concentrating on the core components of their business which have closed or reduced the scale of their internal photomask manufacturing operations.

     The Company conducts its sales and marketing activities at its facilities in Burbank, California and Bridgend, Wales and beginning June 1, 1997, in Heilbronn, Germany. The Company maintains sales and technical service centers in California, Colorado, Connecticut, France, The Netherlands and Switzerland. The Company may expand its international presence by opening additional sales and technical service centers in other strategic international locations.

     See Note 13 of Notes to Consolidated Financial Statements for a summary of net sales to the Company's largest customers.

STRATEGIC ALLIANCE PARTNERS

     The Company has formed strategic alliances with Harris Advanced Imaging Group, a captive photomask manufacturer located in Florida, and Innova, Inc. a photomask manufacturer in Hinchu, Taiwan. These alliances allow each partner to:
(i) exploit economies of scale for raw material purchases through the use of collective bargaining with photomask raw material suppliers; (ii) provide additional manufacturing resources by allowing for mutual use of each other's photomaskmaking services; (iii) share process technology; and (iv) in the case of Innova, Inc., allows the Company to enter into a new market, the Pacific Rim.

PRODUCTS AND MANUFACTURING PROCESS

     Photomasks are manufactured by the Company in accordance with the integrated circuit design patterns provided on a confidential basis by its customers. These proprietary circuit design patterns are typically developed using sophisticated computer-aided design systems. The final design of each integrated circuit results in a series or set of precise individual circuit patterns to be imaged onto a series of typically eight to twenty-five separate photomasks. The series or set of patterned photomasks replicates the customer's integrated circuit design. The photomasks are then used to successively image a unique pattern from each photomask in the set onto a semiconductor wafer. This imaging is typically accomplished on a wafer imaging system by transferring light throughout the photomask onto a micron-thick photosensitive polymer or "photoresist" that is spread over the surface of the semiconductor wafer. Chemicals are then used to wash away either the light-exposed or the unexposed areas of the photoresist on the wafer depending upon the needs of the semiconductor manufacturer. The imaged integrated circuit pattern on the photoresist is then transferred to the surface of the wafer by a chemical etching process.

ELECTRON BEAM IMAGING

     The Company currently images photomasks using electron beam, laser beam, and optical microlithography methods. When utilizing the electron beam photomask imaging process, the photomask patterns are produced from the customer's integrated circuit design data following the conversion of this data into compatible electron beam system language. The electron beam photomask imaging system uses a single electron beam scanning system to write the integrated circuit pattern onto the photomask in an environmentally controlled vacuum chamber. The electron beam photomask imaging process makes it possible to achieve extremely small patterns, finer line resolution, and precise pattern size and pattern placement tolerances. The demand for photomasks using electron beam technology has increased as integrated circuits have evolved and require higher pattern complexity and smaller pattern sizes. The Company currently operates six electron beam photomask imaging systems, four in the United States and two in the United Kingdom.

LASER BEAM IMAGING

     The Company has entered the laser beam photomask imaging technology arena. Laser beam photomask imaging systems typically utilize eight laser beams which simultaneously image the circuit design patterns onto a photomask. The primary benefit of these systems is shorter imaging and processing times, and it requires a less complex chemical process as compared to electron beam photomask imaging systems. Laser beam photomask imaging systems permit photomask manufacturers to address a segment of the market that frequently require response times of approximately twenty-four hours or less between order placement and shipment of the finished photomasks. The Company installed its first laser beam photomask imaging system at its Burbank facility in November 1996. A second system is anticipated to be up and operational at its Wales facility by the end of Summer 1997.

OPTICAL IMAGING

     In addition to electron beam and laser beam lithography manufacturing methods, the Company uses optical microlithography methods. In the optical photomask imaging process, magnetic tapes containing the integrated circuit design patterns are used to "drive" a microlithographic imaging system, known as a pattern generator, which "writes" the pattern onto a reticle using a columnated mercury exposure system. The reticle is typically a single image of the integrated circuit pattern five times larger than the actual size of the finished circuit. The reticle image is then photographically reduced to the final size of the circuit and printed as many as several hundred times on a master photomask by an optical photorepeater. The master photomask may be used to project the circuit patterns onto semiconductor wafers or may be used to make reprints which are used to contact print the circuit patterns onto the wafer. Photomasks manufactured using optical processes are typically less expensive but are also less precise and have lower resolution than electron beam imaged photomasks. The Company has a number of pattern generators and photorepeaters at each of its manufacturing facilities.

MATERIALS AND SUPPLIES

     The raw materials utilized by the Company include photoblanks, which are high precision quartz or glass plates, pellicles, which are transparent cellulose membranes that protect the surface of the photomask, and electronic grade chemicals which are used during the manufacturing process.

     The Company does not currently have long-term supply agreements with any of its raw material suppliers. As a relatively small number of quality quartz or glass producers exist, there can be no assurance that the Company will not experience difficulties in the future in obtaining the timely or necessary supply of raw materials. Any difficulty or delay in obtaining an adequate supply of raw materials or any significant increase in the price of raw materials could have a material adverse effect on the Company's operations. In addition, fluctuations in foreign currency exchange rates could have a material adverse effect on the price of raw materials purchased outside of the United States.

COMPETITION

     The photomask industry is highly competitive. In the United States, the Company competes primarily with E.I. Dupont de Nemours and Co., Inc. ("DuPont") and Photronics, Inc., and to a lesser extent, with other significantly smaller independent manufacturers. In Europe, the Company primarily competes with Compugraphics International Limited, DuPont, and Photronics, Inc. The Company also competes, to a lesser extent, with certain semiconductor companies who manufacture photomasks primarily for their own internal needs.

     The Company's ability to compete primarily depends upon its technical capabilities, the capacity of its manufacturing facilities, the consistency of product quality, product pricing and the timeliness of product delivery. The Company also believes that its proximity to customers is an important competitive factor in certain market segments.

EMPLOYEES

     As of March 31, 1997, the Company employed approximately 171 people in the United States and 87 in Europe on a full time basis. None of the Company's employees are currently represented by a labor union or other labor organization. The Company believes that its employee relations are good.

ITEM 2. PROPERTIES

     The Company's main executive, administrative and manufacturing offices are located in a 33,000 square foot facility in Burbank, California under several leases, all of which expire in the year 2000. The Company maintains the right to renew these leases for additional five year terms. In addition, the Company currently operates its foreign operations from an 18,000 square foot facility, which is being expanded to 26,000 square feet by Summer 1997, located in Bridgend, Wales under a lease which expires in 2006.

     The Company also has approximately 12,000 square feet of office space under various leases and rental agreements in multiple locations throughout the United States and Europe in support of its sales force and technical support staff.

     The Company believes that its existing and planned facility additions are adequate for its current and short-term manufacturing needs. The Company also believes additional space would be readily available at commercially reasonable terms, should the Company find a need to expand its operations.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently a party to any legal proceedings the adverse outcome of which would have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company as of March 31, 1997 are as follows:

        NAME             AGE                       POSITION
---------------------    ---     --------------------------------------------
James L. Mac Donald      50      Chairman of the Board, President and Chief
                                   Executive Officer
Jeffery R. Lee           52      Executive Vice President, Chief Operating
                                   Officer and Director
Petar N. Katurich        34      Chief Financial Officer, Secretary and
                                   Director

     JAMES L. MAC DONALD founded the Company in 1970 and since then has served as its Chairman of the Board, President and Chief Executive Officer. Mr. Mac Donald is a Director of the British American Chamber of Commerce and a Fellow of the Institute of Directors.

     JEFFERY R. LEE is Executive Vice President and Chief Operating Officer and has been employed by the Company since 1980. Mr. Lee manages the United Kingdom operations of the Company. From 1976 to 1989, Mr. Lee was General Manager of Transmask, an independent photomask manufacturing company. Mr. Lee is a Fellow of the Institute of Directors.

     PETAR N. KATURICH has served as Chief Financial Officer of the Company since October 1992. From 1991 to 1992, Mr. Katurich was employed by a division of Cooke Media Group. From 1985 to 1990, Mr. Katurich was employed at Coopers & Lybrand L.L.P. Mr. Katurich is a Certified Public Accountant.

                                    PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the trading symbol "MASK". The Company's Common Stock began trading on July 21, 1995 upon completion of an initial public offering of the Company's Common Stock. The range of daily closing prices on a per share basis for the Company's Common Stock for the twelve months ended March 31, 1997 was:

                                                                      HIGH       LOW
                                                                     ------     ------
        Year Ended March 31, 1997:
          Fourth quarter...........................................  $13.75     $11.375
          Third quarter............................................  $12.75     $10.50
          Second quarter...........................................  $11.25     $ 8.50
          First quarter............................................  $14.25     $ 9.25

     The reported closing sales price of the Company's Common Stock on the Nasdaq National Market on March 31, 1997 was $12.125. As of March 31, 1997 there were 94 holders of record of the Company's Common Stock.

     The Company has authorized Common Stock of $.01 par value and had 4,415,788 shares outstanding as of March 31, 1997.

     The Company has not issued any Preferred Stock. The Company has elected not to pay any cash dividends on its Common Stock as the Company currently intends to retain its earnings to fund the development and growth of its business. In addition, the Company's bank line of credit includes certain restrictions and requirements relating to the prohibition of dividend declarations or payments. The Company, at this time, does not anticipate declaring or paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data set forth below at March 31, 1997, 1996 and 1995 and for each of the three years in the period ended March 31, 1997, are derived from the audited financial statements of the Company included herein. The selected consolidated financial data as of March 31, 1994 and for the year ended March 31, 1993 are derived from the audited consolidated financial statements of the Company which are not included herein. The selected consolidated financial data as of March 31, 1993 have been derived from Align-Rite International Limited's financial statements audited in accordance with United Kingdom generally accepted accounting principles. The conversion of such financial statements to United States generally accepted accounting principles and into United States dollars is, however, unaudited. The information set forth below should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                      FISCAL YEARS ENDED MARCH 31,
                                                             -----------------------------------------------
                                                              1997      1996      1995      1994      1993
                                                             -------   -------   -------   -------   -------
                                                                    IN (000'S), EXCEPT PER SHARE DATA
Consolidated Statement of Operations Data:
Net sales..................................................  $38,001   $33,290   $25,404   $20,217   $16,064
Cost of sales..............................................   23,863    20,689    15,887    13,833    11,655
                                                             -------   -------   -------   -------   -------
  Gross profit.............................................   14,138    12,601     9,517     6,384     4,409
Selling, general and administrative expenses(1)............    6,072     5,571     4,515     3,407     3,373
                                                             -------   -------   -------   -------   -------
  Income from operations...................................    8,066     7,030     5,002     2,977     1,036
Interest (income) expense, net.............................     (308)     (345)      151       339       406
Other expense (income).....................................       (7)       20        49       (44)       --
                                                             -------   -------   -------   -------   -------
  Income before income tax provision, minority interest,
    cumulative effect of change in accounting principle and
    extraordinary item.....................................    8,381     7,355     4,802     2,682       630
Income tax provision.......................................    3,056     2,219     1,216     1,229       517

                                                                      FISCAL YEARS ENDED MARCH 31,
                                                              1997      1996      1995      1994      1993
                                                             -------   -------   -------   -------   -------
                                                                    IN (000'S), EXCEPT PER SHARE DATA
Minority interest..........................................       --       172       162       158       157
                                                             -------   -------   -------   -------   -------
  Income (loss) before cumulative effect of change in
    accounting principle and extraordinary item............    5,325     4,964     3,424     1,295       (44)
Cumulative effect of change in accounting for income
  taxes(2).................................................       --        --        --       434        --
                                                             -------   -------   -------   -------   -------
  Income (loss) before extraordinary item..................    5,325     4,964     3,424     1,729       (44)
Extraordinary item -- tax benefit resulting from
  utilization of operating loss carryforwards..............       --        --        --        --       371
                                                             -------   -------   -------   -------   -------
Net income.................................................  $ 5,325   $ 4,964   $ 3,424   $ 1,729   $   327
                                                             =======   =======   =======   =======   =======
Per share information:(3)
  Income (loss) before cumulative effect of change in
    accounting for income taxes and extraordinary item.....  $  1.11   $  1.20   $  1.01   $  0.51   $ (0.02)
  Cumulative effect of accounting change...................       --        --        --      0.17        --
                                                             -------   -------   -------   -------   -------
  Extraordinary item.......................................       --        --        --        --      0.15
                                                             -------   -------   -------   -------   -------
  Net income...............................................  $  1.11   $  1.20   $  1.01   $  0.68   $  0.13
                                                             =======   =======   =======   =======   =======
Weighted average shares outstanding........................    4,799     4,143     3,477     2,534     2,496
                                                             =======   =======   =======   =======   =======
Consolidated Balance Sheet Data:
Cash and cash equivalents..................................  $ 6,734   $12,707   $ 3,861   $ 2,981   $ 1,676
Working capital............................................   10,727    17,254     3,849     3,031       395
Property and equipment, net................................   22,089     8,517     6,506     4,349     5,238
Total assets...............................................   38,781    30,422    17,261    12,452    10,085
Long-term debt, less current portion.......................       --        --     1,905     2,752     3,168
Total shareholders' equity.................................   31,373    25,285     5,977     2,376       634

---------------

(1) Includes a nondeductible expense of $264,000 recorded in connection with the grant of 211,250 options in August 1994.

(2) The Company adopted SFAS No. 109, "Accounting for Income Taxes," effective April 1, 1993. See Note 2 of Notes to Consolidated Financial Statements.

(3) See Note 2 of Notes to Consolidated Financial Statements describing the calculation of per share information. ARI has never declared or paid cash dividends on its Ordinary Shares.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company was incorporated on April 27, 1995. Immediately prior to the initial public offering completed on July 21, 1995, the Company exchanged shares of its Common Stock for all of the outstanding capital stock of ARI, and consequently, became the holding company of ARI. Historical financial information and comparisons for the fiscal year ended March 31, 1995 relate to the historical financial data of Align-Rite International, Plc. All references in this section to 1997, 1996 and 1995 relate to the fiscal years ended March 31, 1997, 1996 and 1995, respectively.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the Company's Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

                                                          FISCAL YEARS ENDED MARCH 31,
                                                          -----------------------------
                                                          1997        1996        1995
                                                          -----       -----       -----
        Net sales.......................................  100.0%      100.0%      100.0%
        Cost of sales...................................   62.8        62.1        62.5
                                                          -----       -----       -----
        Gross profit....................................   37.2        37.9        37.5
        Selling, general & administrative expenses......   16.0        16.7        17.8
                                                          -----       -----       -----
        Income from operations..........................   21.2        21.2        19.7
        Interest (income) expense.......................   (0.8)       (1.0)        0.6
        Other (income) expense and minority interest....   (0.1)        0.5         0.8
                                                          -----       -----       -----
        Income before provision for income taxes........   22.1        21.6        18.3
        Provision for income taxes......................    8.1         6.6         4.8
                                                          -----       -----       -----
        Net income......................................   14.0%       14.9%       13.5%
                                                          =====       =====       =====

  1997 Compared with 1996

     Net Sales -- Net sales were $38.0 million during 1997, an increase of 14.1% compared to net sales of $33.3 million during 1996. During the year, the Company installed an additional Electron Beam Imaging system along with a Laser Imaging system in the second and third quarters, respectively. Until these installations, the Company's capacity was constrained. The installation of the additional equipment allowed for increased unit production which directly impacted sales. Late in the third quarter and early in the fourth quarter, the Company experienced slight softness in European demand compared with the first two quarters. Sales were down in that sector approximately 13% for the third and fourth quarters, however, the demand appears to have increased in the first quarter of fiscal year ended March 31, 1998. Despite the softness in Europe for the last two quarters, net sales have increased at both the United States and United Kingdom facilities when compared to prior years.

     Net sales of the United States operations were $25.8 million or 12.7% higher compared to prior year net sales of $22.9 million, while net sales of the United Kingdom operations were $12.2 million or 17.3% higher compared to prior year net sales of $10.4 million. Semiconductor companies are continually enhancing product design to smaller and more sophisticated geometries which helps to drive the demand for photomasks.

     Gross Profit -- Gross Profit increased to $14.1 million during 1997, an increase of 12.2% as compared to $12.6 million during 1996, resulting primarily from higher costs associated with increased sales. As a percentage of net sales, gross profit decreased slightly to 37.2% in 1997, compared to 37.9% in 1996. The primary costs that affect gross profit are materials, labor, depreciation and overhead. The slight decrease was primarily attributable to higher costs associated with depreciation which increased 63.1% in 1997 to $2.8 million from $1.7 million.

     Selling, General and Administrative Expenses -- Selling, general and administrative expenses include salaries of sales personnel, marketing expense, general and administrative expense and product distribution expense. Selling, general and administrative expenses increased to $6.1 million during 1997, an increase of 9.0% compared to $5.6 million in 1996. As a percentage of net sales, selling, general and administrative expenses decreased to 16.0% in 1997 compared with 16.7% in 1996. The decrease was largely due to the lower level of employee incentive compensation expense in fiscal 1997, coupled with the fixed costs being spread over a larger revenue base.

     Interest Expense -- Interest expense decreased to $0 in 1997 compared to $113,000 in 1996. The decrease is attributable to the repayment of debt out of the proceeds from the Company's initial public offering completed in July 1995 and the Company had no long-term and short-term debt during 1997.

     Interest Income -- Interest income decreased to $308,000 in 1997 compared to $458,000 in 1996. The decrease was attributable to lower cash balances on deposit as a result of a large capital expenditure program taking place throughout the year.

     Provision for Income Taxes -- The effective income tax rate increased to 36.4% in 1997 from 30.9% in 1996. The increase in the effective income tax rate is attributable to a benefit recorded in 1996 resulting from a reduction of the valuation allowance due to higher than anticipated foreign taxable income and management's estimate of the amounts expected to be utilized in the future.

  1996 Compared with 1995

     Net Sales. Net sales were $33.3 million during 1996, an increase of 31.1% compared to net sales of $25.4 million during 1995. The rapid growth in the semiconductor sector increased the demand for photomasks. The Company benefited from a steady increase in orders for both electron beam and optical photomasks from existing customers as well as attracting new customers. The increase in net sales is attributable to increased orders at both the United States and United Kingdom facilities.

     Net sales of the United States operations were $22.9 million or 36.3% higher compared to prior year net sales of $16.8 million, while net sales of the United Kingdom operations were $10.4 million or 20.9% higher compared to prior year net sales of $8.6 million.

     Gross Profit. Gross profit increased to $12.6 million during 1996, an increase of 32.6%, as compared to $9.5 million during 1995. As a percentage of net sales, gross profit increased slightly to 37.9% in 1996, compared to 37.5% in 1995. The slight increase was attributable to better utilization of assets, product mix and, to a lesser extent, economies of scale.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $5.6 million during 1996, an increase of 24.4% compared to $4.5 million in 1995. As a percentage of net sales, selling, general, and administrative expenses were 16.7% in 1996 compared to 17.8% in 1995. Compensation expense of $264,000 was recorded in connection with the grant of stock options in 1995 which did not recur in 1996. Absent the compensation expense recorded as a result of the grant of options, selling, general and administrative expenses would have remained constant as a percentage of sales of 16.7% in 1995.

     Interest Expense. Interest expense decreased to $113,000 in 1996 compared to $338,000 in 1995. The decrease is attributable to the repayment of debt out of the proceeds from the Company's initial public offering completed in July 1995.

     Interest Income. Interest income increased to $458,000 in 1996 compared to $187,000 in 1995. The increase is attributable to higher cash balances on deposit as a result of the net proceeds of $13.6 million from the Company's initial public offering completed in July 1995.

     Provision for Income Taxes. The effective income tax rate increased to 30.2% in 1996 from 25.3% in 1995. The increase in the effective income tax rate is attributable to a benefit from net operating loss carryforwards utilized during 1995, which were not available to the Company in 1996, and a decrease in the tax valuation allowance in 1995 due to the improved operating performance in the United Kingdom.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents decreased $6.0 million to $6.7 million at March 31, 1997. The decrease was primarily a result of over $16.0 million of capital expenditures related to the construction of cleanrooms and equipment purchases in connection with the Company's expansion of manufacturing capacity in its United States and European manufacturing sites.

     Net cash provided by operating activities was $10.1 million in 1997, compared to $3.6 million in 1996. Operating cash flows in 1997 reflect higher net income and higher non cash charges related to depreciation and higher accounts payable balances coupled with relatively small increases when compared to the prior year in accounts receivable and inventories.

     Accounts receivable increased slightly from $5.9 million at the end of 1996, to $6.1 million at the end of 1997. The primary factor contributing to the increase in accounts receivable was the 14% growth in net sales offset by the Company's aggressive cash collection policy. During 1997, inventories increased by approximately 20.0% to $2.2 million at the end of 1997, compared to $1.8 million at the end of 1996. The higher levels of inventory were on hand to support the 1997 sales growth and the expected continued increases in sales demand for these products in 1998. Accounts payable increased 32.4% from $2.8 million at the end of 1996 to $3.7 million at the end of 1997. The increase in accounts payable was due to generally higher business levels and an increased vendor base.

     In 1997, cash used in investing activities totaled $16.0 million compared to $3.8 million in 1996. The Company's capital expenditures during 1997 were primarily related to the construction of cleanrooms and the purchase of equipment which will support and complement new process development and higher-end products along with increasing capacity of each of its manufacturing sites located in the United States and Europe.

     In 1997, cash from financing activities decreased significantly from the prior year. In 1996, cash from financing activities were $9.0 million compared with $132,056 in 1997 as a result of the Company's initial public offering in which net proceeds of $13.6 million were received by the Company with approximately $4.6 million used to pay down existing debt and obligations under capital leases. In 1997, cash from financing activities was provided by the sale of 64,257 shares of the Company's Common Stock through the exercise of stock options which generated net proceeds of $84,221. In addition, 5,116 shares of Common Stock were issued through the Company's Employee Stock Purchase Plan which generated net proceeds of $47,835.

     In April 1997 the Company entered into a long term Strategic Alliance, Supply and Co-operation Agreement and acquired the photomask business unit of TEMIC, a division of Daimler-Benz, located in Heilbronn, Germany. The acquisition price was approximately $2,235,000 and will become effective on June 1, 1997. Additionally, under the terms of the agreement the Company will lease the existing facility from TEMIC for a period of ten years with an option to renew.

     In May 1997, Align-Rite increased its available line of credit from $7.5 million to $10.0 million. No amounts have been drawn down on the line of credit. The line of credit will allow the Company to borrow up to $10.0 million, and would bear interest at 1.5% above LIBOR. Under the terms of this line of credit, the Company would not be able to enter into certain transactions or declare dividends without receiving prior written consent from the bank and would be required to comply with certain financial covenants as well as maintain certain financial ratios.

     Management believes that funds generated from operations together with its cash and cash equivalents will be sufficient to meet its normal operating requirements during the coming year. If these funds prove to be insufficient, or if new opportunities require the Company to supplement its financial resources, the Company may use established credit lines with its corporate banker to seek additional financing or pursue other sources of financing; however, there can be no assurance other sources of financing will be available at commercially viable terms, if at all.

     FOREIGN OPERATIONS AND INFLATION

     Foreign operations are subject to certain risks inherent to conducting business abroad, including price and currency exchange controls, fluctuation in the relative value of currencies and restrictive governmental actions. Changes in the relative value of currencies occur from time to time and may, in certain instances, have a material adverse effect on the Company's results of operations. The Company does not hedge foreign currency risks, and the effects of these risks are difficult to predict. The risks associated with foreign operations have not, to date, had a material adverse impact on the Company's results of operations and cash flows. There can, however, be no assurance that such risks will not have a material adverse impact on the Company's liquidity and results of operations and cash flows in the future. See Note 14 of Notes to Consolidated Financial Statements for geographical financial data concerning the Company's operations.

     The effects of inflation are experienced by the Company through increases in the cost of labor, services and raw materials. In general, these costs have been anticipated by periodic increases in the prices of its products. The Company does not believe, however, that inflation has had a material effect on the results of operations in the past. There can be no assurance that the Company's results will not be materially affected by inflation in the future.

     RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share". This statement requires dual presentation of newly defined basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. The accounting standard is effective for fiscal years after December 15, 1997, including interim periods; the Company has not yet determined what, if any, impact SFAS No. 128 may have on the Company.

FORWARD LOOKING STATEMENTS

     The preceding "Business" section and this "Management's Discussion and Analysis of Financial Conditions and Results of Operations" section contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company's reasonable judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position and cash flows to differ materially, including the following: the Company's belief that total photomask production in the United States and Europe will continue to expand in 1997; the Company's belief that outsourcing of photomask manufacturing will continue in the future; the Company's belief that European demand will continue to be strong going forward; the Company's potential expansion in certain international markets and any corresponding increase in manufacturing capacity; and the Company's expectation that it will be able to finance such capital expenditures and, any other expansion, with existing funds and funds generated from operations and its available lines of credit.

     The Company cautions that the above statements are further qualified by important factors that could cause the Company's actual operating results to differ materially from those in the forward looking statements, including, without limitation, the following: a change in economic conditions in the Company's markets which could adversely affect the level of demand for the Company's products; failure of the Company to anticipate, respond to or utilize changing technologies used in the production of photomasks; greater than anticipated competition; manufacturing difficulties or capacity limitations; shortage of raw materials; delays in the delivery of recently purchased manufacturing equipment to the Company; greater than anticipated capital investment requirements; and currency fluctuations or changes in political conditions with respect to the Company's foreign operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                                     PAGE NO.
                                                                                     --------
Report of Independent Accountants..................................................     13

Financial Statements:
  Consolidated Balance Sheets at March 31, 1997 and 1996...........................     14
  For the years ended March 31, 1997, 1996 and 1995:
     Consolidated Statements of Operations.........................................     15
     Consolidated Statements of Shareholders' Equity...............................     16
     Consolidated Statements of Cash Flows.........................................     17
  Notes to Consolidated Financial Statements.......................................     18
Supporting Financial Statement Schedule Covered by the Foregoing Report of
  Independent Accountants:
  Schedule II. Valuation and Qualifying Accounts...................................     29

     Schedules other than those listed above have been omitted since they are not required, are not applicable, or the required information is shown in the financial statements or related notes.

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
Align-Rite International, Inc.

     We have audited the consolidated financial statements and the financial statement schedule of Align-Rite International, Inc. and subsidiaries (the "Company") listed in the index on page 13 of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.

Los Angeles, California
May 29, 1997

                         ALIGN-RITE INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                           AT MARCH 31,
                                                                    ---------------------------
                                                                       1997            1996
                                                                    -----------     -----------
Current assets:
  Cash and cash equivalents.......................................  $ 6,733,730     $12,706,957
  Accounts receivable, less allowance for doubtful accounts
    of $271,493 and $152,633, at March 31, 1997 and 1996,
    respectively..................................................    6,119,751       5,940,248
  Inventories.....................................................    2,179,592       1,816,233
  Prepaid and other current assets................................      803,379       1,128,289
  Deferred taxes..................................................      430,404         301,000
                                                                    -----------     -----------
          Total current assets....................................   16,266,856      21,892,727
Property and equipment, net.......................................   22,089,072       8,517,052
Other assets......................................................      424,744          11,813
                                                                    -----------     -----------
          Total assets............................................  $38,780,672     $30,421,592
                                                                    ===========     ===========

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable..........................................  $ 3,669,889     $ 2,770,389
  Accrued expenses and other liabilities..........................    1,542,971       1,762,828
  Taxes payable...................................................      327,355         105,309
                                                                    -----------     -----------
          Total current liabilities...............................    5,540,215       4,638,526
Deferred taxes....................................................    1,397,732         408,000
Other liabilities.................................................      470,220          90,507
Commitments and contingencies (Note 8)
Shareholders' equity:
Common stock -- $.01 par value
  Authorized -- 35,000,000 shares; 4,415,788 and 4,346,415
     shares issued and outstanding at March 31, 1997 and
     1996, respectively...........................................       44,158          43,464
Additional paid-in-capital........................................   18,286,640      17,828,915
Retained earnings.................................................   12,693,708       7,368,921
Foreign currency translation adjustment...........................      347,999          43,259
                                                                    -----------     -----------
          Total shareholders' equity..............................   31,372,505      25,284,559
                                                                    -----------     -----------
          Total liabilities and shareholders' equity..............  $38,780,672     $30,421,592
                                                                    ===========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         ALIGN-RITE INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               FOR THE YEARS ENDED MARCH 31,
                                                          ---------------------------------------
                                                             1997          1996          1995
                                                          -----------   -----------   -----------
Net sales...............................................  $38,000,597   $33,289,982   $25,404,027
Cost of sales...........................................   23,863,297    20,688,947    15,886,719
                                                          -----------   -----------   -----------
          Gross profit..................................   14,137,300    12,601,035     9,517,308
Selling, general and administrative expenses............    6,072,166     5,570,853     4,514,565
                                                          -----------   -----------   -----------
          Income from operations........................    8,065,134     7,030,182     5,002,743
Interest expense........................................            0       113,126       338,432
Interest income.........................................     (308,531)     (458,322)     (186,798)
Other expense (income)..................................       (7,562)       20,426        48,741
                                                          -----------   -----------   -----------
  Income before provision for income taxes and minority
     interest...........................................    8,381,227     7,354,952     4,802,368
Income tax provision....................................    3,056,440     2,219,088     1,216,000
Minority interest.......................................           --       171,600       162,799
                                                          -----------   -----------   -----------
Net income..............................................  $ 5,324,787   $ 4,964,264   $ 3,423,569
                                                          ===========   ===========   ===========
Net income per common share.............................  $      1.11   $      1.20   $      1.01
                                                          ===========   ===========   ===========
Weighted average shares outstanding.....................    4,798,753     4,143,194     3,476,566
                                                          ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         ALIGN-RITE INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                        SERIES A                SERIES B
                                     PREFERRED STOCK        PREFERRED STOCK          ORDINARY SHARES           COMMON STOCK
                                   -------------------   ----------------------   ---------------------   -----------------------
                                    SHARES     AMOUNT      SHARES      AMOUNT       SHARES      AMOUNT     SHARES       AMOUNT
                                   --------   --------   ----------   ---------   ----------   --------   ---------   -----------
Balance at March 31, 1994........   161,265   $ 23,568    1,014,077   $ 149,298    1,122,600   $ 16,344          --            --
  Net income.....................        --         --           --          --           --         --          --            --
  Issuance of Common Stock upon
    exercise of stock options....        --         --           --          --        4,000         63          --            --
  Compensation related to stock
    options granted..............        --         --           --          --           --         --          --            --
  Translation adjustments........        --         --           --          --           --         --          --            --
                                   --------   --------   ----------   ---------   ----------   --------   ---------   -----------
Balance at March 31, 1995........   161,265     23,568    1,014,077     149,298    1,126,600     16,407          --            --
  Shares issued in exchange for
    Preferred Stock and Ordinary
    Shares.......................  (161,265)   (23,568)  (1,014,077)   (149,298)  (1,126,600)   (16,407)  2,312,315   $    23,123
  Initial public offering, net...        --         --           --          --           --         --   1,300,000        13,000
  Warrants exercised.............        --         --           --          --           --         --     706,600         7,066
  Net income.....................        --         --           --          --           --         --          --            --
  Issuance of Common Stock upon
    exercise of stock options....        --         --           --          --           --         --      27,500           275
  Redemption of mandatorily
    redeemable Preferred Stock...        --         --           --          --           --         --          --            --
  Translation adjustments........        --         --           --          --           --         --          --            --
                                   --------   --------   ----------   ---------   ----------   --------   ---------   -----------
Balance at March 31, 1996........        --         --           --          --           --         --   4,346,415        43,464
  Net income.....................        --         --           --          --           --         --          --            --
  Issuance of Common Stock upon
    exercise of stock options....        --         --           --          --           --         --      64,257           643
  Issuance of Common Stock in
    connection with Employee
    Stock Purchase Plan
    Purchases....................        --         --           --          --           --         --       5,116            51
  Compensation related to stock
    options granted..............        --         --           --          --           --         --          --            --
  Tax benefit resulting from
    exercise of options..........        --         --           --          --           --         --          --            --
  Translation adjustments........        --         --           --          --           --         --          --
                                   --------   --------   ----------   ---------   ----------   --------   ---------   -----------
Balance at March 31, 1997........        --   $     --           --   $      --           --   $     --   4,415,788   $    44,158
                                   ========   ========   ==========   =========   ==========   ========   =========   ===========

                                                                FOREIGN
                                   ADDITIONAL     RETAINED      CURRENCY        TOTAL
                                     PAID-IN      EARNINGS     TRANSLATION  SHAREHOLDERS'
                                     CAPITAL      (DEFICIT)    ADJUSTMENT      EQUITY
                                   -----------   -----------   ----------   -------------
Balance at March 31, 1994........  $ 3,017,395   $(1,018,912)   $188,787     $ 2,376,480
Net income.......................           --     3,423,569          --       3,423,569
  Exercise of stock options......        3,727            --          --           3,790
Compensation related to stock
  options granted................      264,000            --          --         264,000
  Translation adjustments........           --            --     (91,179)        (91,179)
                                    ----------   -----------    --------      ----------
Balance at March 31, 1995........    3,285,122     2,404,657      97,608       5,976,660
  Shares issued in exchange for
    Preferred Stock and Ordinary
    Shares.......................      166,150            --          --              --
  Initial public offering, net...   13,585,708            --          --      13,598,708
  Warrants exercised.............       (7,066)           --          --              --
    Net income...................           --     4,964,264          --       4,964,264
  Exercise of stock options......       39,183            --          --          39,458
Redemption of mandatorily
  redeemable Preferred Stock.....      759,818            --          --         759,818
  Translation adjustments........           --            --     (54,349)        (54,349)
                                    ----------   -----------    --------      ----------
Balance at March 31, 1996........   17,828,915     7,368,921      43,259      25,284,559
    Net income...................           --     5,324,787          --       5,324,787
Exercise of stock options........       83,578            --          --          84,221
Employee Stock Purchase Plan
  Purchases......................       47,784            --          --          47,835
Compensation expense.............      110,616            --          --         110,616
  Tax benefit resulting from
    exercise of options..........      215,747            --          --         215,747
  Translation adjustments........           --            --     304,740         304,740
                                    ----------   -----------    --------      ----------
Balance at March 31, 1997........  $18,286,640   $12,693,708    $347,999     $31,372,505
                                    ==========   ===========    ========      ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                         ALIGN-RITE INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            FOR THE YEARS ENDED MARCH 31,
                                                     --------------------------------------------
                                                         1997            1996            1995
                                                     ------------     -----------     -----------
Cash flows from operating activities:
  Net income.......................................  $  5,324,787     $ 4,964,264     $ 3,423,569
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization.................     2,773,946       1,700,519       1,368,006
     Deferred tax provision........................       860,328         169,000        (312,000)
     Bad debt expense..............................            --          95,000         (44,992)
     Gain on sale of property and equipment........        (9,543)        (51,515)             --
     Compensation related to stock options
       granted.....................................       110,616              --         264,000
     Minority interests............................            --         171,600         162,799
Changes in assets and liabilities:
  Accounts receivable trade and other..............       (21,197)     (1,532,119)       (692,394)
  Inventories......................................      (312,192)       (623,195)       (208,596)
  Prepaids and other assets........................       (59,128)       (671,957)       (287,657)
  Trade accounts payable...........................       230,377        (533,277)        892,268
  Accrued expenses and other liabilities...........     1,197,086         (49,186)        479,496
                                                     ------------     -----------     -----------
          Net cash provided by operating
            activities.............................    10,095,080       3,639,134       5,044,499
                                                     ------------     -----------     -----------
Cash flows from investing activities:
  Purchase of property and equipment...............   (16,001,528)     (3,911,111)     (3,375,877)
  Proceeds from the sale of property, plant and
     equipment.....................................        12,000         106,503              --
                                                     ------------     -----------     -----------
          Net cash used in investing activities....   (15,989,528)     (3,804,608)     (3,375,877)
                                                     ------------     -----------     -----------
Cash flows from financing activities:
  Net proceeds from initial public offering........            --      13,598,708              --
  Proceeds from borrowings.........................            --              --         656,100
  Principal payments on borrowings (notes).........            --      (1,668,530)       (768,311)
  Proceeds from stock options exercised............        84,221          39,458           3,790
  Proceeds from sale of stock under Employee Stock
     Purchase Plan.................................        47,835              --              --
  Repayment of (obligation under) capital leases...            --      (1,949,957)       (528,068)
  Payment of preferred dividend by subsidiary......            --        (171,600)       (150,000)
  Redemption of preferred stock....................            --        (831,942)             --
                                                     ------------     -----------     -----------
          Net cash provided by (used in) financing
            activities.............................       132,056       9,016,137        (786,489)
                                                     ------------     -----------     -----------
Effect of exchange rate on cash....................      (210,835)         (4,820)         (2,249)
                                                     ------------     -----------     -----------
Net increase (decrease) in cash....................    (5,973,227)      8,845,841         879,884
Cash and cash equivalents, beginning of year.......    12,706,957       3,861,116       2,981,232
                                                     ------------     -----------     -----------
Cash and cash equivalents, end of year.............  $  6,733,730     $12,706,957     $ 3,861,116
                                                     ============     ===========     ===========
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest...........................................  $         --     $   166,494     $   229,129
Income taxes.......................................  $  1,876,000     $ 2,120,655     $ 1,455,000

Non-cash activities:
Tax benefit related to stock options...............  $    215,747              --             --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         ALIGN-RITE INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. BUSINESS AND BASIS OF CONSOLIDATION:

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

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Cash Equivalents

     The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

     Inventories

     Inventories consist primarily of raw materials and are valued at the lower of cost or market. Cost is determined on a first-in, first-out basis. On a monthly basis, the Company reduces inventory for individual items identified as obsolete, stale, slow moving or non-salable.

     The Company purchases a majority of its raw materials from a foreign supplier. The Company does not hedge foreign currency risks.

     Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, ranging from three to ten years. Useful lives are evaluated regularly by management in order to determine recoverability in light of current technological conditions. Leasehold improvements are amortized over the shorter of the life of the lease or the improvement. Maintenance and repairs are charged to expense as incurred while renewals and improvements are capitalized. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation or amortization with any resulting gain or loss included in the Statement of Operations.

     Income Taxes

     The Company accounts for income taxes as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect for

                         ALIGN-RITE INTERNATIONAL, INC.

the period in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Revenue Recognition

     The Company recognizes revenue when the title to goods passes to the customer, generally upon shipment. The Company provides an accrual for estimated volume discounts for certain customers at the time of shipment and adjusts this accrual as needed based upon actual results.

     Per Share Information

     Net income per share of Common Stock for the year ended March 31, 1997 and 1996 is computed on the basis of the weighted average shares of Common Stock outstanding plus common equivalent shares arising from the effect of dilutive stock options and warrants using the treasury stock method.

     Net income per share for the fiscal year ended March 31, 1995 has been computed in accordance with Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 83. The SAB requires that common stock issued by the Company in the twelve months immediately preceding a public offering plus the number of common equivalent shares which became issuable during the same period pursuant to the grant of stock options at prices substantially less than the initial public offering price be included in the calculation of common stock and common stock equivalent shares as if they were outstanding for all periods presented. Per share information, for other than shares described above, is based upon the weighted average number of Ordinary Shares outstanding and dilutive ordinary equivalent shares. Ordinary equivalent shares include Ordinary Shares issuable upon the conversion of the Preferred Stock Series A and B for all periods presented.

     For the year ended March 31, 1995, the weighted average shares outstanding is based upon the modified treasury stock method. This method assumes that the Company could repurchase up to a maximum of 20% of the shares outstanding from the proceeds received from the exercise of share options and warrants. The remaining proceeds are presumed to be used to reduce existing debt, which would have the effect of reducing interest expense. For the year ended March 31, 1995, net income used for purposes of computing earnings per share increased $89,177, or $.03 per share, as a result of a reduction of assumed interest expense, net of tax effect.

     Accounting for Stock-Based Compensation

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as of March 31, 1997. This standard establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company adopted this standard by disclosing the pro forma net income and earnings per share amounts assuming the fair value method was adopted on April 1, 1995, and continues to account for stock-based compensation awards in accordance with Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees."

                         ALIGN-RITE INTERNATIONAL, INC.

     Foreign Currency Translations

     The functional currency of ARI and ARL is the Pound Sterling. The accompanying financial statements include transactions and balances for these entities translated into U.S. dollar amounts in conformity with SFAS No. 52. This Statement requires the translation of assets and liabilities at the exchange rate prevailing on the balance sheet date and income and expense accounts at the weighted average rate in effect during the fiscal year. The aggregate effect of translating the financial statements of ARI and ARL is included as a separate component of shareholders' equity. The Company has included in operating income all foreign exchange transaction gains and losses arising from foreign currency transactions.

     Reclassifications

     Certain amounts in the prior year financial statements have been reclassified to conform with the current year classifications.

     Recent Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share." This statement requires dual presentation of newly defined basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. The accounting standard is effective for fiscal years ending after December 15, 1997, including interim periods; the Company has not yet determined the impact of SFAS No. 128.

 3. INVENTORIES:

     A summary of inventories, by component, at March 31, 1997 and 1996 follows:

                                                                 1997           1996
                                                              ----------     ----------
        Raw materials.......................................  $1,989,565     $1,672,997
        Work-in-process.....................................      74,205         21,692
        Supplies............................................     115,822        121,544
                                                              ----------     ----------
                                                              $2,179,592     $1,816,233
                                                              ==========     ==========

 4. PROPERTY AND EQUIPMENT:

     Property and equipment at March 31, 1997 and 1996 consists of the following:

                                                              1997             1996
                                                          ------------     ------------
        Plant and machinery.............................  $ 29,898,332     $ 18,027,371
        Leasehold improvements..........................     1,166,445        1,145,813
        Furniture and fixtures..........................     3,216,630        2,521,104
                                                          ------------     ------------
                                                            34,281,407       21,694,288
        Less, accumulated depreciation and
          amortization..................................   (17,839,752)     (14,732,284)
                                                          ------------     ------------
                                                            16,441,655        6,962,004
        Construction in progress........................     5,647,417        1,555,048
                                                          ------------     ------------
                  Total.................................  $ 22,089,072     $  8,517,052
                                                          ============     ============

     At March 31, 1997 and 1996, the Company had $12,672,363 and $7,527,109,
respectively, of fully depreciated assets still in use.

                         ALIGN-RITE INTERNATIONAL, INC.

 5. ACCRUED EXPENSES AND OTHER LIABILITIES:

     Accrued and other liabilities at March 31, 1997 and 1996 consists of the following:

                                                                 1997           1996
                                                              ----------     ----------
        Volume discounts....................................  $  276,205     $  249,664
        Bonuses.............................................     201,226        310,000
        Vacation and payroll................................     399,922        377,144
        Other...............................................     665,618        826,020
                                                              ----------     ----------
                                                              $1,542,971     $1,762,828
                                                              ==========     ==========

 6. LONG-TERM DEBT:

     ARC maintains a line of credit agreement with a bank to obtain financing of up to $5,000,000 at a variable interest rate, equal to 1.5% above the bank's LIBOR rate, per annum, expiring on June 30, 1997, if not extended. The line of credit is guaranteed by ARII and ARI and has certain restrictions and requirements relating to, among other things: prohibition of dividend declarations or payments, prohibition of the repurchase of the Company's common stock, maintenance of properties and insurance, the maintenance of certain financial ratios, and the limitations on additional borrowings, additional loans, liens and encumbrances assumed, and the transfer of assets. There were no borrowings on this line of credit at March 31, 1997. Additionally, ARII maintains a line of credit agreement with a bank to obtain financing of up to $2,500,000 at a variable interest rate, equal to 1.5% above the bank's LIBOR rate, per annum, expiring on June 30, 1997, if not extended. The line of credit is guaranteed by ARC and ARI. This agreement contains similar restrictive covenants to those described in the ARC line of credit agreement above.

     In May 1997, ARII's existing line of credit with a bank was amended to provide financing of up to $5,000,000. Borrowings under the facility bear interest at a variable rate, equal to 1.5% above the bank's LIBOR rate, per annum. This agreement expires on June 30, 1999 and contains similar restrictive covenants to those described in the ARC line of credit agreement above.

                         ALIGN-RITE INTERNATIONAL, INC.

 7. INCOME TAXES:

     The components of the United States and foreign income before provision for income taxes and minority interest and the components of the provisions for income taxes are as follows:

                                                         FOR THE YEARS ENDED 31,
                                                 ----------------------------------------
                                                    1997           1996           1995
                                                 ----------     ----------     ----------
        Income before provision for income
          taxes and minority interest:
          United States........................  $5,054,202     $4,929,552     $3,330,563
             Foreign...........................   3,327,025      2,425,400      1,471,805
                                                 ----------     ----------     ----------
                  Total........................  $8,381,227     $7,354,952     $4,802,368
                                                 ==========     ==========     ==========
        Provision for income taxes:
          Current
             Federal...........................  $1,467,145     $1,576,009     $1,213,000
             State.............................       1,600        457,000        314,000
             Foreign...........................     727,367         17,079             --
                                                 ----------     ----------     ----------
                                                  2,196,112      2,050,088      1,527,000
          Deferred
             Federal...........................     724,177       (103,000)       (82,000)
             State.............................    (152,593)        25,000        (64,000)
             Foreign...........................     288,744        247,000       (165,000)
                                                 ----------     ----------     ----------
                                                    860,328        169,000       (311,000)
                                                 ----------     ----------     ----------
                  Total........................  $3,056,440     $2,219,088     $1,216,000
                                                 ==========     ==========     ==========

     The difference between the Company's effective income tax rate and the United States statutory rate are as follows:

                                                                  FOR THE YEARS ENDED
                                                                       MARCH 31,
                                                                 ----------------------
                                                                 1997     1996     1995
                                                                 ----     ----     ----
        Federal statutory rate.................................  34.0%    34.0%    35.0%
        State taxes, net of federal benefit....................    --      4.3%     3.4%
        Benefit of operating loss carryforwards................    --       --     (6.3)%
        Change in deferred tax valuation allowance.............    --     (6.2)%   (3.9)%
             Other.............................................   2.5%    (1.9)%   (2.9)%
                                                                 ----     ----     ----
                  Total........................................  36.5%    30.2%    25.3%
                                                                 ====     ====     ====

                         ALIGN-RITE INTERNATIONAL, INC.

     The components of temporary differences which give rise to the Company's net deferred taxes at March 31, 1997 and 1996 are as follows:

                                                                1997           1996
                                                             -----------     ---------
        Deferred tax assets:
        State tax credits..................................  $   200,000     $      --
        Net operating losses...............................       95,000       136,000
        Other..............................................      583,870       343,000
                                                             -----------     ---------
                                                                 878,870       479,000
        Valuation allowance................................      (26,000)      (26,000)
                                                             -----------     ---------
        Deferred tax assets................................      852,870       453,000
        Deferred tax liabilities:
        Depreciation and amortization......................   (1,597,000)     (540,000)
        Other..............................................     (223,198)      (20,000)
                                                             -----------     ---------
        Deferred tax liabilities...........................   (1,820,198)     (560,000)
                                                             -----------     ---------
        Net deferred taxes.................................  $  (967,328)    $(107,000)
                                                             ===========     =========

     The valuation allowance of $26,000 was provided at March 31, 1997 and 1996, respectively, based primarily on carryforward amounts which may not be utilized by the foreign entity relating to capital leases and net operating loss carryforwards.

     Realization of the deferred tax asset relating to net operating loss carryforwards is dependent on generating sufficient taxable income at ARI. Although realization is not assured, management believes it is more likely than not that this deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

     For State Franchise Tax purposes in 1997, the Company generated excess California prior year manufacturers' investment credits of approximately $200,000, expiring in 2005.

     For foreign tax purposes in 1995, the Company utilized net operating loss carryforwards originating in prior years to offset taxable income of $957,000. At March 31, 1997 and 1996, the Company had approximately $290,000 and $413,000, respectively, of foreign operating loss carryforwards with no expiration date.

 8. COMMITMENTS AND CONTINGENCIES:

     The Company leases its facilities and certain equipment under noncancelable operating leases expiring through March 2006. The facility leases require the Company to maintain and repair the leased premises and pay its pro rata share of increases in real property taxes over the base year. All leases provide for renewal options and are subject to consumer price index adjustments at various times during the lease or renewal periods.

                         ALIGN-RITE INTERNATIONAL, INC.

     Future minimum lease payments related to noncancelable operating leases at March 31, 1997 are summarized below:

                                                                       OPERATING
                                                                         LEASES
                                                                       ----------
            Years Ending March 31,
              1998...................................................  $  446,227
              1999...................................................     392,619
              2000...................................................     392,659
              2001...................................................     225,313
              2002...................................................     283,113
              Thereafter.............................................     929,337
                                                                       ----------
                                                                       $2,669,268
                                                                       ==========

     Rent expense for the years ended March 31, 1997, 1996 and 1995 was $489,991, $535,759 and $385,355, respectively.

 9. RETIREMENT PLANS:

     Effective October 1, 1994, ARC established a qualified 401(k) Profit Sharing Plan (the "Plan") available to all employees who meet the Plan's eligibility requirements. Employees can elect to contribute from 1% to 15% of their earnings to the Plan. This Plan, which is a defined contribution plan, provides that ARC will, at its discretion, make contributions to the Plan on a periodic basis. Additionally, the employer will match 25% of the first 6% of the employees contribution, which amounts vest over five years. Terminations and forfeitures from the Plan are used to reduce the employer's contribution. ARC made contributions to the Plan of $48,241 and $45,115 in 1997 and 1996, respectively.

     In the United Kingdom, two defined contribution plans exist: the Standard Life Pension Scheme and the Standard Life Executive Pension Scheme (the "Plans"). The Plans are Inland Revenue approved plans. ARL contributes a mandatory 4% of the employees current salary for all member employees and contributes a mandatory 8% for one employee in regards to the Executive Scheme. Membership in the Plans is subject to a qualifying period to be specified for each individual. Employer contributions to the Plans in 1997, 1996 and 1995 were $22,423, $18,554 and $16,205, respectively.

10. EMPLOYEE STOCK PURCHASE PLAN

     During fiscal year 1996, the Company adopted an Employee Stock Purchase Plan which enables substantially all employees to purchase shares of Common Stock on annual offering dates at a purchase price of 85% of the fair market value of the shares on the grant date or, if lower, 85% of the fair market value of the shares on the exercise date. A maximum of 75,000 shares are authorized for subscription, of which 5,116 were purchased in the fourth quarter of 1997.

11. STOCK OPTION PLANS:

     ARI adopted an Employee Share Option Scheme in 1987 (the "1987 Plan"), in which share options were granted to executives and key employees to purchase ARI's Ordinary Shares. After giving effect to the Company's initial public offering, 354,625 options were outstanding and exercisable. Upon exercise these shares are exchangeable on a one for one basis with the Common Stock of the Company. No future grants of options under the 1987 Plan will be made. Options granted prior to August 31, 1994 expire ten years from the date of grant. Options granted on or after August 31, 1994 expire five years from the date of grant. Options will automatically expire thirty days after termination of employment.

                         ALIGN-RITE INTERNATIONAL, INC.

     In April 1995, the Company and its shareholders adopted a Stock Option Plan (the "1995 Plan"). Under the 1995 Plan awards of any combination of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights and performance shares may be granted to executives and key employees to purchase 415,000 shares of the Company's Common Stock.

     Incentive stock options shall be no less than 100% of the fair market value of the Company's Common Stock on the date of grant (110% if granted to an employee who owns 10% or more of the Common Stock). No incentive stock option may be granted to anyone other than a full-time employee of the Company. Options expire ten years after the date of grant and options automatically expire thirty days after termination of employment.

     SFAS No. 123, "Accounting for Stock-Based Compensation" encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized for the Company's stock-based compensation plans. Had compensation costs for the Company's stock option and purchase plans been determined based upon the methodology prescribed under SFAS No. 123, the Company's net income and earnings per share would approximate the pro forma amounts below (in thousands except per share data):

                                                                              UNAUDITED
                                                              AS REPORTED     PRO FORMA
                                                              -----------     ----------
        Year Ended March 31, 1997
          Net income........................................  $ 5,324,787     $5,128,821
          Net income per common share.......................         1.11           1.07
        Year Ended March 31, 1996
          Net income........................................  $ 4,964,264     $3,444,128
          Net income per common stock.......................         1.20           0.83

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

     A summary of the status of the Company's stock options as of March 31, 1997 and 1996, and the changes during the years ended on those dates, are presented below:

                                                      1997                      1996
                                              ---------------------     ---------------------
                                                          WEIGHTED                  WEIGHTED
                                              NUMBER       AVERAGE      NUMBER       AVERAGE
                                                OF        PRICE PER       OF        PRICE PER
                                              SHARES        SHARE       SHARES        SHARE
                                              -------     ---------     -------     ---------
        Balance, beginning..................  596,521      $  2.43      354,625      $  1.24
        Options granted.....................   18,500      $ 11.30      269,396      $  3.88
        Options canceled....................   (3,002)     $  8.25           --           --
        Options exercised...................  (64,257)     $  1.31      (27,500)     $  1.36
                                              -------      -------      -------      -------
        Balance, end........................  547,762      $  2.83      596,521      $  2.43
                                              =======      =======      =======      =======
        Options exercisable at year-end.....  414,652      $  2.11      454,428      $  1.77
                                              =======      =======      =======      =======
        Options available for grant.........  129,271           --      145,604           --
                                              =======      =======      =======      =======
        Weighted average fair value of
          options granted during the year...               $  4.32                   $ 10.58
                                                           =======                   =======

                         ALIGN-RITE INTERNATIONAL, INC.

     The following table summarizes information about stock options outstanding at March 31, 1997:

                                                OUTSTANDING
                                    ------------------------------------         EXERCISABLE
                                                 WEIGHTED                    --------------------
                                                  AVERAGE       WEIGHTED                 WEIGHTED
                                                 REMAINING      AVERAGE                  AVERAGE
                                                CONTRACTUAL     EXERCISE                 EXERCISE
            EXERCISE PRICE RANGE    SHARES         LIFE          PRICE       SHARES       PRICE
          ------------------------  -------     -----------     --------     -------     --------
          0 - $5.00                 490,096         5.3          $ 2.03      389,839      $ 1.69
          $5.01 to $10.00            34,440         8.9          $ 8.30       22,480      $ 8.25
          $10.01 to $15.00           23,000         9.1          $11.61        2,333      $12.07
          $0.18 to $34.75           547,762         5.7          $ 2.83      414,652      $ 2.11

     The fair value of options granted during 1997 and 1996 is estimated $195,966 and $1,520,136, respectively, on the dates of grants using the Black-Scholes option-pricing model with the following assumptions: (i) divided yield of 0%, (ii) expected volatility of 77% for 1997 and 1996, (iii) weighted average risk-free interest rates of 6.9% for 1997 and 1996, (iv) weighted average expected life of 5.0 years for 1997 and 1996, and (v) assumed forfeiture rate of 1%.

     Options issued in connection with the 1987 Plan and 1995 Plan were at exercise prices denominated in British pounds and U.S. dollars, respectively. The price per share for options issued prior to April 1, 1995, in terms of U.S. dollars, using the March 31, 1997 exchange rate, ranged from $.82 to $2.82.

     On July 25, 1995, the Company granted 111,396 options at an exercise price of $3.32 per share to the Chairman and Chief Executive Officer which vest at a rate of 10% per year except the last installment which vests 60 days prior to the tenth anniversary of the grant. Additionally any unvested options will automatically vest in the event of death, disability, termination without cause, or if a change-in-control occurs. The difference between the option price and the fair market value of the Common Stock at the date of grant will be charged to operations at a rate of 10% per year.

     In August 1994, the Company granted options for 211,250 Ordinary Shares, exercisable at L0.80 ($1.25 at March 31, 1995) per share. Compensation expense of $264,000 was recorded for the year ended March 31, 1995, based upon the difference between the fair market value of the shares on the date of grant, as determined by the Board of Directors using assumptions obtained from an independent appraisal, and the exercise price.

     In conjunction with the Company's initial public offering, 790,116 shares of Common Stock less 83,516 shares surrendered for cancellation, were issued upon a net issuance or cashless exercise of 978,415 warrants. Additionally, 115,000 warrants were exchanged for stock options, on a one for one basis, under the 1995 Plan. No warrants were outstanding as of March 31, 1997.

     The Company has reserved 742,125 shares of Common Stock for issuance upon the exercise of options.

12. MINORITY INTERESTS:

     On March 24, 1992, ARL issued 800,000 redeemable preferred shares (the "Preferred Shares") with a nominal value of L1 each ($1.73 at March 24, 1992) in satisfaction of debt owed by ARL to Mid-Glamorgan Enterprises.

     For the years ended March 31, 1996 and 1995, the subsidiary recorded deemed preferred dividends of L109,831 and L97,183, respectively ($171,600 and $150,000), which have been reflected in the Statements of Operations as minority interest. On March 27, 1996 the Preferred Shares were redeemed for L545,000 ($831,942) resulting in an increase in additional paid-in-capital totaling $759,818 which represents the difference between the recorded value of the Preferred Shares and the redemption price.

                         ALIGN-RITE INTERNATIONAL, INC.

13. CONCENTRATION OF CREDIT RISK:

     Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable.

     The Company maintains cash and cash equivalents with various domestic and foreign financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. From time to time, United States cash balances may exceed Federal Deposit Insurance Corporation insurance limits. No such deposit insurance is provided for deposits with foreign institutions.

     The Company's customers are concentrated in the United States and Europe, primarily within the high technology industry. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information and, to date, such losses have been within management's expectations. During the years ended March 31, 1997, 1996 and 1995, net sales, as a percentage of Consolidated Net Sales, of its largest customers is as follows:

                              1997                         1996                         1995
                           ----------   PERCENTAGE OF   ----------   PERCENTAGE OF   ----------   PERCENTAGE OF
                             AMOUNT         SALES         AMOUNT         SALES         AMOUNT         SALES
                           ----------   -------------   ----------   -------------   ----------   -------------
Customer A...............  $5,253,000       13.8%       $4,175,000       12.5%       $2,729,000       10.7%
Customer B...............   2,458,000        6.5%        3,044,000        9.1%        3,261,000       12.8%
Customer C...............   2,382,000        6.3%        3,377,000       10.1%        2,939,000       11.6%
                                        -------------                -------------                -------------
                                            26.6%                        31.7%                        35.1%
                                        ==========                   ==========                   ==========

14. GEOGRAPHICAL DATA:

     The following tables set forth the amount of net sales, income before provision for income taxes and minority interest and identifiable assets by geographical area for 1997, 1996 and 1995.

                                                     1997          1996          1995
                                                  -----------   -----------   -----------
        Net sales:
          United States.........................  $25,868,264   $22,874,860   $16,788,215
        United Kingdom(1).......................   12,132,333    10,415,122     8,615,812
                                                  -----------   -----------   -----------
                  Total.........................  $38,000,597   $33,289,982   $25,404,027
                                                  ===========   ===========   ===========
        Income before provision for income taxes
          and minority interest:
          United States.........................  $ 4,796,603   $ 4,487,129   $ 3,176,473
          United Kingdom........................    3,276,093     2,522,627     1,777,529
                                                  -----------   -----------   -----------
                                                    8,072,696     7,009,756     4,954,002
                                                  -----------   -----------   -----------
        Interest income (expense), net..........      308,531       345,196      (151,634)
                                                  -----------   -----------   -----------
                  Total.........................  $ 8,381,227   $ 7,354,952   $ 4,802,368
        Identifiable assets:
             United States......................  $24,867,768   $23,095,001   $10,697,665
          United Kingdom........................   13,912,904     7,326,591     6,562,889
                                                  -----------   -----------   -----------
                  Total.........................  $38,780,672   $30,421,592   $17,260,554
                                                  ===========   ===========   ===========

---------------

(1) United Kingdom net sales include export sales to France of approximately $3,556,000, $4,604,000 and $3,840,000 for the years ended March 31, 1997,
    1996 and 1995, respectively.

                         ALIGN-RITE INTERNATIONAL, INC.

15. SUBSEQUENT EVENTS:

     In April 1997 the Company entered into a long term Strategic Alliance, Supply and Co-operation Agreement and acquired the photomask business unit of TEMIC, a division of Daimler-Benz, located in Heilbronn, Germany. The acquisition price was approximately $2,235,000 and will become effective on June 1, 1997. Additionally, under the terms of the agreement the Company will lease the existing facility from TEMIC for a period of ten years with an option to renew. The acquisition was accounted for using the purchase method of accounting. The purchase price allocation is preliminary pending appraisals, evaluations and other studies of fair value of the assets acquired. The acquisition is not material to the financial position or results of operations of the Company.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                              BALANCE AT     CHARGED    CREDITED TO   DEDUCTIONS   BALANCE AT
                                             BEGINNING OF   COSTS AND      OTHER         FROM        END OF
                                                PERIOD      EXPENSES     ACCOUNTS      RESERVES      PERIOD
                                             ------------   ---------   -----------   ----------   ----------
Year ended March 31, 1997
Allowance for doubtful receivables.........   $   152,633          --    $ 118,860           --     $ 271,493
Deferred tax asset valuation allowance.....   $    26,000          --           --           --     $  26,000

Year ended March 31, 1996
Allowance for doubtful receivables.........   $    58,105    $ 94,528           --           --     $ 152,633
Deferred tax asset valuation allowance.....   $   481,000          --           --     $455,000     $  26,000

Year ended March 31, 1995
Allowance for doubtful receivables.........   $   103,097          --           --     $ 44,992     $  58,105
Deferred tax asset valuation allowance.....   $ 1,014,000          --           --     $533,000     $ 481,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required under this Item is incorporated by reference from the Company's definitive Proxy Statement to be filed in connection with the Company's 1997 annual meeting of shareholders. Reference is made to that portion of the Proxy Statement entitled "Election of Directors." In addition, information regarding executive officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION AND RELATED MATTERS

     Information required under this Item is incorporated by reference from the Company's definitive Proxy Statement to be filed in connection with the Company's 1997 annual meeting of shareholders. Reference is made to that portion of the Proxy Statement entitled "Executive Compensation and Other Information."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required under this Item is incorporated by reference from the Company's definitive Proxy Statement to be filed in connection with the Company's 1997 annual meeting of shareholders. Reference is made to that portion of the Proxy Statement entitled "Security Ownership of Principal Shareholders and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required under this Item is incorporated by reference from the Company's definitive Proxy Statement to be filed in connection with the Company's 1997 annual meeting of shareholders. Reference is made to that portion of the Proxy Statement entitled "Executive Compensation and Other Information" and "Certain Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K

 1. FINANCIAL STATEMENTS

     Financial Statements of the Registrant are listed in the index to Consolidated Financial Statements and filed under Item 8, "Financial Statements and Supplementary Data," included elsewhere in the Form 10-K.

 2. FINANCIAL STATEMENT SCHEDULE

     Financial Statement Schedule of the Registrant is listed in the index to Consolidated Financial Statements and filed under Item 8, "Financial Statements and Supplementary Data," included elsewhere in this Form 10-K.

 3. EXHIBITS

  EXHIBIT
  NUMBER                                 DESCRIPTION OF EXHIBIT
  ------   ----------------------------------------------------------------------------------
    3.1    Articles of Incorporation of the Company, previously filed as Exhibit 3.1 to
           Registration Statement No. 33-91978, on Form S-1, which is incorporated herein by reference.
    3.2    Form of Amended and Restated Articles of Incorporation of the Company filed as
           Exhibit 3.2 to Registration Statement No. 33-91978, on Form S-1, which is incorporated herein by reference.
    3.3    Bylaws of the Company filed as Exhibit 3.3 to Registration Statement No. 33-91978, on Form S-1, which is incorporated herein by reference.
   10.1    Forms of Indemnity Agreement between the Company and each of its executive officers and directors filed as Exhibit 10.1 to Registration Statement No.
           33-91978, on Form S-1, which is incorporated herein by reference.
   10.2    Align-Rite International, Inc. Stock Option Plan filed as Exhibit 10.2 to
           Registration Statement No. 33-91978, on Form S-1, which is incorporated herein by reference.
   10.3    Letter of Advice of Borrowing Terms dated April 20, 1995, between National
           Westminster Bank and ARL, Letter of Credit dated September 15, 1994 between
           National Westminster Bank and ARL and Mortgage Debenture dated February 10, 1992 between National Westminster Bank and ARL filed as Exhibit 10.4 to Registration
           Statement No. 33-91978, on Form S-1, which is incorporated herein by reference.
   10.4    Lease dated January 18, 1980 between Walton Emmick and Form of Lease between ARC and Denise McLaughlan, Sharyn Schrick, and Sandra Bowman, for ARC's corporate headquarters located at 2428 Ontario Street, Burbank, California filed as Exhibit
           10.5 to Registration Statement No. 33-91978 on Form S-1, which is incorporated herein by reference.
   10.5    Lease dated April 12, 1995 between Shire Family Trusts and ARC, for part of ARC's corporate headquarters located at 2504 Ontario Street, Burbank, California filed as Exhibit 10.6 to Registration Statement No. 33-91978 on Form S-1, which is incorporated herein by reference.
   10.6    Agreement dated May 30, 1984 between MGC and ARL under Lease dated May 30, 1984 between MGC and ARL and Agreement relating to the Leasehold Property dated March
           24, 1992, for headquarters located at 1 Technology Drive, Bridgend, Wales, U.K.
           filed as Exhibit 10.7 to Registration Statement No. 33-91978 on Form S-1, which is incorporated herein by reference.
   10.7    Master Equipment Sub-Lease Agreement dated May 30, 1984 between MGC and ARL,
           Agreement dated March 24, 1992 between MGC, ARL and ARI and Lease Payment
           Restructuring Agreement dated January 27, 1994 between MGC, ARL and ARI filed as
           Exhibit 10.8 to Registration Statement No. 33-91978 on Form S-1, which is incorporated herein by reference.

  EXHIBIT
  NUMBER                                 DESCRIPTION OF EXHIBIT
  ------   ----------------------------------------------------------------------------------
   10.8    Shareholders Agreement dated May 30, 1984 between MGC, the several persons listed on Schedule 1 attached thereto and ARC and Supplemental Shareholders Agreement dated March 26, 1986 between MGC and ARI filed as Exhibit 10.9 to Registration
           Statement No. 33- 91978 on Form S-1, which is incorporated herein by reference.
   10.9    Form of Debenture dated March 16, 1988 between ARI and each of WGTC Nominees
           Limited, Prutec Limited, F&C Enterprise Trust PLC, H&Q Ventures IV, H&Q Ventures
           International IV and Hamquist (the "Loan Parties"), and Form of Deed of Amendment
           dated December 24, 1990 between ARI and each of the Loan Parties, with a Schedule attached hereto listing debenture amounts for each of the Loan Parties filed as
           Exhibit 10.10 to Registration Statement No. 33-91978 on Form S-1, which is incorporated herein by reference.
  10.10    Letters dated October 12, 1993 and October 18, 1994 from the Secretary of State for Wales ("Wales") to ARL for Grants to ARL, Notification Letter dated April 21,
           1995 from Coopers & Lybrand L.L.P. to Wales and Consent Letter dated April 24,
           1995 from Wales to ARL filed as Exhibit 10.11 to Registration Statement No.
           33-91978 on Form S-1, which is incorporated herein by reference.
  10.11    Employment Agreement dated March 31, 1995 between James L. Mac Donald and the
           Company filed as Exhibit 10.12 to Registration Statement No. 33-91978 on Form S-1,
           which is incorporated herein by reference.
  10.12    Employment Agreement dated March 31, 1995 between Jeffery R. Lee and the Company filed as Exhibit 10.13 to Registration Statement No. 33-91978 on Form S-1, which is incorporated herein by reference.
  10.13    The Rules and Ancillary Documentation for Align-Rite International, Plc Employee
           Share Option Scheme, as amended, filed as Exhibit 10.14 to Registration Statement
           No. 33-91978, on Form S-1, which is incorporated herein by reference.
  10.14    Strategic Relationship Agreement, dated April 1, 1993, among Harris and ARI, ARC and ARL filed as Exhibit 10.15 to Registration Statement No. 33-91978, on Form
           S-1, which is incorporated herein by reference.
  10.15    ETEC Core System Purchase Agreement between Etec Systems, Inc. and filed as
           Exhibit 10.16 to Registration Statement No. 33-91978, on Form S-1, which is incorporated herein by reference.
  10.16    Align-Rite International, Inc. Employee Stock Purchase Plan filed as Exhibit 10.1 to Registration Statement No. 33-00232 on Form S-8, which is incorporated herein by reference.
  11       Statement of Computation of Earnings Per Share.
  21       Subsidiaries of the Registrant.
  23       Consent of Coopers & Lybrand L.L.P.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ALIGN-RITE INTERNATIONAL, INC.
Date: June 30, 1997
                                          By  /s/ James L. Mac Donald
                                            -----------------------------------
                                               James L. Mac Donald
                                               Chairman of the Board, President
                                               and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James L. Mac Donald                                    Date: June 30, 1997
-----------------------------------------------
James L. Mac Donald
Chairman of the Board, President and Chief
Executive Officer

/s/ Jeffery R. Lee                                         Date: June 30, 1997
-----------------------------------------------
Jeffery R. Lee
Executive Vice President, Chief Operating
  Officer and Director

/s/ Petar N. Katurich                                      Date: June 30, 1997
-----------------------------------------------
Petar N. Katurich
Chief Financial Officer, Secretary and Director

/s/ Alan G. Duncan                                         Date: June 30, 1997
-----------------------------------------------
Alan G. Duncan
Director