Form 10-Q
period 1997-06-30
ALIGN RITE INTERNATIONAL INC
filed 1997-08-14
CIK 945122

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

                         Commission file number 0-26240

                         ALIGN-RITE INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

        California                                               95-4528353
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

     2428 Ontario St. Burbank, CA                                91504
     (Address of principal executive offices)                  (Zip Code)

                                 (818) 843-7220
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                    Outstanding at July 31, 1997
Common Stock, $.01 par value                           4,432,350 Shares

                         ALIGN-RITE INTERNATIONAL, INC.


                                      INDEX

                                                                         Page
                                                                         ----
PART I.  FINANCIAL INFORMATION

   Item 1.           Financial Statements

         Condensed Consolidated Balance Sheets at
           June 30, 1997 and March 31, 1997                                 3

         Condensed Consolidated Statements of Operations
            for the Three Months ended June 30, 1997
            and 1996                                                        4

         Condensed Consolidated Statements of Cash Flows
            for the Three Months ended June 30, 1997
            and 1996                                                        5

         Notes to Condensed Consolidated Financial
            Statements                                                      6

   Item 2.           Management's Discussion and Analysis
                        of Results of Operations and
                        Financial Condition                                 7


PART II. FINANCIAL INFORMATION

  Item 6.         Exhibits and Reports on Form 8-K                         11

                  Signatures                                               12

Part I.  Financial Information
Item 1.  Financial Statements

                         Align-Rite International, Inc.
                      Consolidated Condensed Balance Sheets
               (Unaudited - 000's omitted, except per share data.)


                                                                              At June 30   At Mar 31,
Assets                                                                           1997          1997
                                                                              ----------   ----------
Current assets:
   Cash and cash equivalents ..............................................     $ 5,696     $ 6,734
   Accounts receivable, net ...............................................       6,932       6,120
   Inventories, primarily raw materials ...................................       2,243       2,180
   Prepaid and other current assets .......................................       1,226       1,233
                                                                                -------     -------
         Total current assets .............................................      16,097      16,267

    Property and equipment, net ...........................................      25,150      22,089
   Other assets ...........................................................         948         425
                                                                                -------     -------
         Total assets .....................................................     $42,195     $38,781
                                                                                =======     =======
Liabilities and Shareholders' Equity

Current liabilities:
   Trade accounts payable .................................................     $ 3,831     $ 3,670
   Accrued expenses and other .............................................       2,653       1,543
   Taxes payable ..........................................................       1,010         327
                                                                                -------     -------
         Total current liabilities ........................................       7,494       5,540
Deferred taxes ............................................................       1,398       1,398
Other liabilities .........................................................         443         470

Shareholders' equity:
Common stock:
   Authorized - 35,000 shares $.01 par value; Issued 4,427 shares and 4,416
   shares at June 30, 1997 and March 31, 1997, respectively ...............          44          44
Additional paid-in capital ................................................      18,331      18,287
Retained earnings .........................................................      14,142      12,694
Foreign currency translation adjustment ...................................         343         348
                                                                                -------     -------
         Total shareholders' equity .......................................      32,860      31,373
                                                                                -------     -------
            Total liabilities and shareholders' equity ....................     $42,195     $38,781
                                                                                =======     =======

The accompanying notes are an integral part of these consolidated condensed financial statements.

                         Align-Rite International, Inc.
                 Consolidated Condensed Statements of Operations
                For the Three Months Ended June 30, 1997 and 1996
               (Unaudited - 000's omitted, except per share data)


                                              Three Months Ended
                                                    June 30
                                             --------------------
                                               1997       1996
                                             -------     -------
Net sales ..............................     $10,616     $ 9,513

Cost of sales ..........................       6,598       5,918
                                             -------     -------
  Gross profit .........................       4,018       3,595

Selling, general and administrative ....       1,694       1,554
                                             -------     -------
  Income from operations ...............       2,324       2,041

Interest income ........................          16         122
                                             -------     -------
Income before provision for income taxes       2,340       2,163

Provision for income taxes .............         892         823
                                             -------     -------
Net income .............................     $ 1,448     $ 1,340
                                             =======     =======

Per share information:
Shares used - per share computation ....       4,841       4,803
  Earnings per share ...................     $   .30     $   .28


The accompanying notes are an integral part of these consolidated condensed financial statements.

                         Align-Rite International, Inc.
                 Consolidated Condensed Statements of Cash Flows
                For the Three Months Ended June 30, 1997 and 1996
                           (Unaudited - 000's omitted)

                                                                   1997          1996
                                                                 --------      --------
Cash flows from operating activities:
Net income: ................................................     $  1,448      $  1,340
Adjustments to reconcile net income to net cash
   provided by operating activities:
       Depreciation and Amortization .......................          887           633
       Bad Debt Expense ....................................           31            --
       Compensation related to stock options granted .......           27            --
        Changes in assets and liabilities:
        Accounts receivable, net ...........................         (694)         (366)
        Inventories ........................................          (63)           30
        Prepaids and other assets ..........................          500           (55)
        Trade accounts payable .............................          828         1,763
        Accrued expenses and other liabilities .............        1,027           514
                                                                 --------      --------
         Net cash provided by operating activities .........        3,991         3,859
                                                                 --------      --------
Cash flows from investing activities
    Purchase of property and equipment .....................       (2,585)       (4,755)
    Payments for business acquisition, net of cash received        (2,467)           --
                                                                 --------      --------
         Net cash used in investing activities .............       (5,052)       (4,755)

Cash flows from financing activities:
   Stock options exercised .................................           17            28
                                                                 --------      --------
         Net cash provided by financing activities .........           17            28
                                                                 --------      --------
Effect of exchange rate on cash ............................            6             6
Net decrease in cash .......................................       (1,038)         (862)
                                                                 --------      --------
Cash and cash equivalents, beginning of year ...............        6,734        12,707
                                                                 --------      --------
Cash and cash equivalents, end of year .....................     $  5,696      $ 11,845
                                                                 ========      ========

Supplemental disclosures of cash flow information:
Cash paid during the three months ended June 30, for;
    Income taxes ...........................................     $     --      $     50



The accompanying notes are an integral part of these consolidated condensed financial statements.

                         Align-Rite International, Inc.
              Notes to Consolidated Condensed Financial Statements
                        Three Months Ended June 30, 1997


(Unaudited)
Item 1 - Business and Basis of Consolidation

The consolidated Financial Statements include the accounts of Align-Rite International, Inc. ("ARII"), a California corporation, incorporated on April 27, 1995, and its wholly-owned subsidiaries, Align-Rite International Limited ("ARI"), Align-Rite Corporation ("ARC"), Align-Rite Limited ("ARL"), Align-Rite BV ("ARBV"), and Align-Rite GmbH ("ARGMBH"). ARII and its subsidiaries are collectively referred to as the "Company". All significant intercompany accounts and transactions have been eliminated.

The principal activity of ARII, ARI, and ARBV is that of holding companies into which their respective subsidiaries are consolidated. ARC, ARL, and ARGMBH manufacture and market quality photomasks in the United States and Europe. Photomasks, which are precision photographic quartz or glass plates, contain microscopic images of integrated circuits. These are used primarily by semiconductor manufacturers as master images to transfer circuit patterns onto silicon wafers during the fabrication of integrated circuits.

During fiscal year 1996 the Company completed an initial public offering of Common Stock, as part of which all of the outstanding Ordinary Shares of ARI were exchanged for the Common Stock of ARII.

Effective June 1, 1997, the Company completed its first business acquisition. The Company purchased the photomask business unit of TEMIC, a division of Daimler-Benz, located in Heilbronn, Germany. The purchased division operates within the Company's German subsidiary, ARGMBH. The acquisition was accounted for using the purchase method of accounting. The purchase price allocation is premilinary pending appraisals, evaluations, and other studies regarding the fair value of the assets acquired. The acquisition was not material to the financial position or results of operations of the Company.

The Company maintains a policy and practice of restricting ARC from paying dividends or making certain other distributions in order to minimize tax consequences resulting from its current corporate structure.

Item 2. Management's Discussions and Analysis of Results of Operations and Financial Condition.

Net sales for the three months ended June 30, 1997, increased 11.6% to $10,616,000 compared with $9,513,000 for the same period in the prior fiscal year. The increase resulted from an overall increase in the demand for photomasks, which management believes will continue and as a result of one month's revenue contribution from the Company's newly acquired manufacturing unit, ARGMBH, located in Heilbronn, Germany. This new manufacturing site, which began operations under the Company's control beginning June 1, 1997, accounted for approximately 4.3% or $456,000 of total first quarter revenue and is anticipated to generate approximately $5,000,000 in sales in fiscal year 1998. In addition, both the Company's United Kingdom ("U.K.") and United States ("U.S.") operations increased their net sales throughout the quarter. U.K. net sales for the three months ended June 30, 1997 increased 4.1% to $3,437,000 compared with $3,303,000 for the same period in the prior fiscal year. U.S. net sales for the three months ended June 30, 1997 increased 8.3% to $6,723,000, compared with $6,210,000 for the same period in the prior fiscal year.

Gross profit as a percentage of net sales for the three months ended June 30, 1997 increased slightly to 37.85%, compared with 37.79%, in the prior period. The slight increase in gross profit as a percentage of net sales for the three months ended June 30, 1997 is primarily attributable to better yields on certain products which were offset, in part, by lower profit margins at the German facility and by an overall increase in depreciation expense. Depreciation expense for the three months ended June 30, 1997 increased 40.1% to $887,000, compared to $633,000 for the same period in the prior fiscal year. The increase was due to the Company's recent purchases of equipment and cleanrooms at the Company's U.S. and U.K facilities which resulted in an increase to the Company's asset base.

Selling, general and administrative expenses for the three months ended June 30, 1997 increased 9.0% to $1,694,000 compared with $1,554,000 for the same period in the prior fiscal year. While the absolute dollars increased for the period, the selling, general and administrative expenses as a percentage of net sales decreased to 15.96% for the three months ended June 30, 1997 compared with 16.34% for the same period in the prior year. The principal reason for the decrease in selling, general and administrative expenses is due to the Company's ability to spread its costs over a higher revenue base.

For the three months ended June 30, 1997 and June 30, 1996, the Company provided for Federal and State income tax at an estimated combined effective rate of approximately 38.1%.

Liquidity and Capital Resources

The Company's cash and cash equivalents were $5,696,000 at June 30, 1997. Net cash provided by operating activities amounted to $3,991,000 for the three months ended June 30, 1997 compared to $3,859,000 for the same period in the prior year. Additions to operating cash flows for the three months ended June 30, 1997 reflect a higher net income, increased non-cash charges related to increased depreciation and amortization and increases in accounts payable and accrued expenses which were partially offset by increases in accounts receivable and inventory.

Accounts receivable increased $695,000 or 11.4% during the three months ended June 30, 1997, largely in part to the 11.6% increase in net sales and a longer than expected collection period at the German operation. Management believes that the Company's reserve for bad debts is adequate. Inventory levels during the three months ended June 30, 1997 were relatively consistent with those of March 31, 1997. The Company believes those inventory levels are reasonable in order to maintain the current level of business of the Company. Due to short turnaround times and the customized nature of photomasks, the Company does not maintain significant finished goods inventory.

For the three months ended June 30, 1997, cash used in investing activities totaled $5,052,000 compared to $4,755,000 in the prior year. The Company's capital expenditures in the amount of $2,585,000 were primarily for equipment and cleanrooms which will support and complement new process development and high end products. Included in the investing activities for the three months ended June 30, 1997 was the purchase of the photomask business unit of TEMIC for $2,467,000.

In April 1997, the Company entered into a long-term Strategic Alliance, Supply and Cooperation Agreement in connection with the purchase of the photomask business unit of TEMIC. Additionally, under the terms of the agreement, the Company leased the existing facility from TEMIC for a period of ten years with an option to renew.

Management believes that funds generated from operations together with its cash, cash equivalents and established credit lines will be sufficient to meet the Company's normal operating requirements for the remainder of the year. If these funds prove to be insufficient, or if new opportunities require the Company to supplement its financial resources, the Company may use established credit lines with its corporate banker to seek additional financing or pursue other sources of financing; however, there can be no assurance other sources of financing will be available at commercially viable terms, if at all.

Foreign Operations and Inflation

Foreign operations are subject to certain risks inherent to conducting business abroad, including price and currency exchange controls, fluctuation in the relative value of currencies and restrictive governmental actions. Changes in the relative value of currencies occur from time to time and may, in certain instances, have a material adverse effect on the Company's results of operations. The Company does not hedge foreign currency risks, and the effects of these risks are difficult to predict. The risks associated with foreign operations have not, to date, had a material adverse effect on the Company's results of operations and cash flows. There can, however, be no assurance that such risks will not have a material adverse effect on the Company's financial position, results of operations and cash flows in the future.

The effects of inflation are experienced by the Company through increases in cost of labor, services and raw materials. In general, these costs have been anticipated by periodic increases in the prices of its products. The Company does not believe, however, that inflation has had a material effect on its results of operations in the past. There can be no assurance that the Company's results will not be materially affected by inflation in the future.

Recently Issued Accounting Standards

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share". This statement requires dual presentation of newly defined basic and diluted earnings per share on the face of the income statement for any entities with complex capital structures. The accounting standard is effective for fiscal years ending after December 15, 1997, including interim periods; the Company has not yet determined what, if any, impact SFAS No. 128 may have on the Company.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130, which requires companies to adopt its provisions for fiscal years ending after December 15, 1997, establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The impact of adopting SFAS No. 130 has not been determined by the Company.

In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131, which requires companies to adopt its provisions for fiscal years ending after December 15, 1997, requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision makers. Specific information to be reported for individual segments include profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. The impact on the Company of adopting SFAS No. 131 has not been determined.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995.

In addition to historical information, this report includes certain forward-looking statements regarding events and financial and industry trends which may affect the Company's future operating results and financial position. Such statements include, but are not limited to, statements as to: (i) the Company's belief regarding the continuation of the increased demand for photomasks; (ii) the adequacy of its reserve for bad debts, and (iii) the sufficiency of funds to meet the Company's normal operating requirements over the next 12 months. Such statements represent the Company's reasonable judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position to differ materially. Such risks and uncertainties include but are not limited to: adverse economic conditions in the Company's markets which could adversely affect the level of demand for the Company's products, failure of the Company to anticipate, respond to or utilize changing technologies used in production of photomasks; greater than anticipated levels of competition and competitive pricing, manufacturing difficulties or capacity limitations; shortage of raw materials; delays in delivery of recently purchased manufacturing equipment to the Company; greater than anticipated capital investment requirements; and currency fluctuations or changes in political conditions with respect to the Company's foreign operations.

Part II. Other Information

Item 6. Exhibits and Reports of Form 8-K

         (a) Exhibits

             27 Financial Data Schedule

         (b) Reports on Form 8-K.

             No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   August 7, 1997                      Align-Rite International, Inc.



James Mac Donald
Chairman of the Board, President &
Chief Executive Director



Petar Katurich
Vice President of Finance,
Chief Financial Officer & Secretary