Form 10-Q
period 1997-09-30
ALIGN RITE INTERNATIONAL INC
filed 1997-11-14
CIK 945122

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1997

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

          Class                             Outstanding at September 30, 1997
Common Stock, $.01 par value                         4,436,570 Shares

                         ALIGN-RITE INTERNATIONAL, INC.


                                     INDEX


                                                                          Page
                                                                          ----
PART I.  FINANCIAL INFORMATION

   Item 1.   Financial Statements

        Consolidated Balance Sheets at
          September 30, 1997 and March 31, 1997                             3

        Consolidated Statements of Operations
          for the Three and Six Months ended September 30, 1997
          and 1996                                                          4

        Consolidated Statements of Cash Flows
          for the Six Months ended September 30, 1997
          and 1996                                                          5

        Notes to Consolidated Financial
          Statements                                                        6

   Item 2.      Management's Discussion and Analysis
                  of Results of Operations and
                  Financial Condition                                       8


PART II.        FINANCIAL INFORMATION

  Item 6.       Exhibits and Reports on Form 8-K                           13

                Signatures                                                 13

Part I.  Financial Information
Item 1.  Financial Statements

                         Align-Rite International, Inc.
                          Consolidated Balance Sheets
                          (Unaudited - 000's omitted)


                                                       At Mar 31,        At Sept 30,
        Assets                                            1997              1997
                                                       ---------         -----------
Current assets:
    Cash and cash equivalents .......................   $ 6,734           $ 6,601
    Accounts receivable, net ........................     6,120             6,841
    Inventories .....................................     2,180             2,730
    Prepaid expenses and other current assets .......     1,233             1,109
                                                        -------           -------
        Total current assets ........................    16,267            17,281

    Property and equipment, net .....................    22,089            26,424
    Other assets ....................................       425             1,025
                                                        -------           -------
        Total assets ................................   $38,781           $44,730
                                                        =======           =======

Liabilities and Shareholders' Equity

Current liabilities:
    Trade accounts payable ..........................    $3,670           $ 4,284
    Accrued expenses and other liabilities ..........     1,543             3,457
    Taxes payable ...................................       327               803
                                                        -------           -------
        Total current liabilities ...................     5,540             8,544

Deferred taxes ......................................     1,398             1,398
Other liabilities ...................................       470               732

Shareholders' equity:
Common stock:
    Authorized - 35,000 shares $.01 par value;
    Issued and outstanding 4,437 shares and 4,416
    shares at September 30, 1997 and March 31, 1997,
    respectively ....................................        44                44
Additional paid-in capital ..........................    18,287            18,373
Retained earnings ...................................    12,694            15,633
Cumulative foreign currency translation adjustment ..       348                 6
                                                        -------           -------
        Total shareholders' equity ..................    31,373            34,056
                                                        -------           -------
        Total liabilities and shareholders' equity ..   $38,781           $44,730
                                                        =======           =======

The accompanying notes are an integral part of these consolidated financial statements.

                         Align-Rite International, Inc.
                     Consolidated Statements of Operations
         For the Three and Six Months Ended September 30, 1997 and 1996
               (Unaudited - 000's omitted, except per share data)


                                             Three Months Ended       Six Months Ended
                                                September 30,           September 30,
                                             ------------------     -------------------
                                              1996        1997        1996        1997
                                            -------     -------     -------     -------
Net sales ................................  $ 9,666     $11,424     $19,179     $22,040

Cost of sales ............................    6,026       7,233      11,944      13,832
                                            -------     -------     -------     -------

Gross profit .............................    3,640       4,190       7,235       8,208

Selling, general and administrative ......    1,558       1,829       3,112       3,523
                                            -------     -------     -------     -------

Income from operations ...................    2,082       2,361       4,123       4,685

Interest income ..........................       80          29         202          45
                                            -------     -------     -------     -------

Income before provison for income taxes ..    2,162       2,390       4,325       4,730

Provison for income taxes ................      787         899       1,610       1,791
                                            -------     -------     -------     -------

Net income ...............................  $ 1,375     $ 1,491     $ 2,715     $ 2,939
                                            =======     =======     =======     =======


Per share information:
Shares used - per share computation ......    4,809       4,872       4,805       4,853
   Earnings per share ....................  $  0.29     $  0.31     $  0.57     $  0.61


The accompanying notes are an integral part of these consolidated financial statements.

                         Align-Rite International, Inc.
                     Consolidated Statements of Cash Flows
              For the Six Months Ended September 30, 1997 and 1996
                          (Unaudited - 000's omitted)



                                                                  1996          1997
                                                                --------      --------
Cash flows from operating activities:
Net income: ...............................................     $  2,715      $  2,939
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization .........................        1,247         1,830
    Allowance for doubtful accounts .......................          -              31
    Compensation related to stock options granted .........          -              55
Changes in assets and liabilities:
    Accounts receivable, net ..............................          292          (811)
    Inventories ...........................................         (646)         (573)
    Prepaid expenses and other assets .....................         (397)          227
    Trade accounts payable ................................        1,622           641
    Accrued expenses and other liabilities ................          142         2,748
                                                                --------      --------
      Net cash provided by operating activities ...........        4,975         7,087
                                                                --------      --------
Cash flows from investing activities
    Purchase of property and equipment ....................       (7,693)       (4,680)
    Payments for business acquisition, net of cash received          -          (2,467)
                                                                --------      --------
      Net cash used in investing activities ...............       (7,693)       (7,147)
                                                                --------      --------
Cash flows from financing activities:
        Stock options exercised ...........................           45            31
                                                                --------      --------
          Net cash provided by financing activities .......           45            31
                                                                --------      --------
Effect of exchange rate changes on cash ...................           56          (104)
Net decrease in cash ......................................       (2,617)         (133)
                                                                --------      --------
Cash and cash equivalents, beginning of year ..............       12,707         6,734
                                                                --------      --------
Cash and cash equivalents, end of year ....................     $ 10,090      $  6,601
                                                                ========      ========

Supplemental disclosure of cash flow information:
Cash paid during the six months ended September 30, for:
    Income Taxes ..........................................     $  1,125      $  1,000

The accompanying notes are an integral part of these consolidated financial statements.

                         Align-Rite International, Inc.
                   Notes to Consolidated Financial Statements
                 Three and Six Months Ended September 30, 1997

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the accompanying consolidated balance sheets and related interim consolidated statements of operations and cash flows include all adjustments (consisting only of normal recurring items) considered necessary for their fair presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. The consolidated results of operations for the period ended September 30, 1997 are not necessarily indicative of results to be expected for the year ending March 31, 1998. The information included in this Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of March 31, 1997 and 1996 and for the three years in the period ended March 31, 1997 as filed on Form 10-K.

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

Effective June 1, 1997, the Company's newly formed subsidiary, ARGMBH, completed its first business acquisition. The Company purchased the photomask business unit of TEMIC, a division of Daimler-Benz, located in Heilbronn, Germany. The acquisition was accounted for using the purchase method of accounting. The purchase price allocation is preliminary pending appraisals, evaluations, and other studies regarding the fair value of the assets acquired and liabilities assumed. The acquisition was not material to the financial position or results of operations of the Company.

The Company maintains a policy and practice of restricting ARC from paying dividends or making certain other distributions in order to minimize tax consequences resulting from its current corporate structure.

Item 2. Management's Discussions and Analysis of Results of Operations and Financial Condition.

Net sales for the three and six months ended September 30, 1997, increased 18% to $11,424,000 and 15% to $22,040,000, respectively, compared to $9,666,000 and
$19,179,000 in the same periods in the prior fiscal year. The increase in net sales is attributable to increased demand for photomasks from the Company's customers and the Company's acquisition in June 1997 of the photomask business unit of TEMIC Telefunken Microelectronic GmbH ("TEMIC"), a division of Daimler-Benz located in Heilbronn, Germany. Additionally, the increase resulted from an overall increase in volume from both the Company's United Kingdom (U.K.) and United States (U.S.) operations. United Kingdom net sales for the three and six months ended September 30, 1997 increased 8% to $3,438,000 and 6% to $6,892,000, respectively, compared with $3,182,000 and $6,485,000 in the same periods in the prior fiscal year. United States net sales for the three and six months ended September 30, 1997 increased 6% to $6,883,000 and 7% to $13,607,000 respectively, compared with $6,484,000 and $12,694,000 in the same periods in the prior fiscal year. The new manufacturing site at TEMIC began operations under the Company's control beginning June 1, 1997, and accounted for approximately 10% of net sales for the second quarter.

Gross profit as a percentage of net sales for the three and six months ended September 30, 1997 decreased slightly to 36.7% and 37.2%, respectively, compared to 37.7% in the same periods in the prior fiscal year. The slight decrease in gross profit as a percentage of net sales for the three and six months ended September 30, 1997 is primarily attributable to an increase in depreciation expense due to recent installations of equipment and the acquisition of the photomask business unit of TEMIC which increased the Company's asset base. Depreciation expense for the three and six months ended September 30, 1997 increased 54% to $943,000 and 47% to $1,830,000 respectively, compared to $614,000 and $1,247,000 in the prior fiscal year. As the Company continues to invest in capital equipment to keep pace with increased demand, the Company anticipates that its gross profit will fluctuate slightly based on the timing of equipment purchases and installations and related increases in depreciation expense.

Selling, general and administrative expenses include salaries of sales personnel, marketing expense, general and administrative expense and product distribution expense. Selling, general and administrative expenses for the three and six months ended September 30, 1997 increased 18% to $1,826,000 and 14% to $3,520,000, respectively, compared with $1,558,000 and $3,112,000 in the same periods in the prior fiscal year. While the absolute dollars increased each period, selling, general and administrative expenses as a percentage of net sales remained consistent at 16% for both the three and six months ended September 30, 1997, compared with 16% in the same periods in the prior year. The overall increase in selling, general and administrative expenses is attributable to the Company's purchase of the photomask business unit of TEMIC, which has a ratio of selling, general and administrative expenses to net sales comparable to that of the Company. The Company believes Selling, general and administrative as a percentage of sales will remain consistent.

Interest income for the three and six months ended September 30, 1997 decreased as compared to the same periods in the prior year due to the maintenance of lower cash balances by the Company.

For the three and six months ended September 30, 1997, the Company provided for Federal and State income taxes at an estimated combined effective rate of approximately 38%, compared to 37% in the same periods in the prior year. The prior period rates were lower due to the use of net operating loss carryforwards in the United Kingdom, which were fully used in 1996.

Liquidity and Capital Resources

The Company's cash and cash equivalents were $6,601,000 at September 30, 1997. Net cash provided by operating activities amounted to $7,087,000 for the six months ended September 30, 1997 compared to $4,975,000 for the same period in the prior year. Additions to operating cash flows for the six months ended September 30, 1997 reflect a higher net income, increased non-cash charges related to increased depreciation and amortization expenses and increases in accounts payable and accrued expenses which were partially offset by increases in accounts receivable and inventory.

Accounts receivable increased $721,000 or 12% during the six months ended September 30, 1997, due largely to a 15% increase in net sales. Inventory levels increased 25% to $2,730,000 during the six months ended September 30, 1997, primarily due to higher costs of raw material used on the Company's laser beam photomask imaging system and the Company's strategy of maintaining different types of photoblanks for purposes of servicing its diverse customer base.

For the six months ended September 30, 1997, cash used in investing activities totaled $7,147,000 compared to $7,693,000 in the prior year. The Company's capital expenditures during the six months ended September 30, 1997 in the amount of $4,680,000 were primarily for the construction of cleanrooms and the purchase of equipment which will support and complement new process development and further enhance the Company's capabilities for higher end products. Included in the investing activities for the six months ended September 30, 1997 was the purchase of photomask business unit of TEMIC for a purchase price of $2,467,000.

In April 1997, the Company entered into a long term strategic alliance, supply and cooperation agreement in connection with the purchase of the photomask business unit of TEMIC. Additionally, under the terms of the agreement, the Company leased the existing facility from TEMIC for a period of ten years with a ten-year extension option.

In May 1997, the Company increased its existing lines of credit from $7.5 million to $10 million. No amounts have been drawn down on the lines of credit. These lines of credit allow the Company to borrow at an interest rate of 1.5% above LIBOR.

Management believes that funds generated from operations together with its cash and cash equivalents will be sufficient to meet the Company's normal operating requirements for the next 12 months. If these funds prove to be insufficient, or if new opportunities require the Company to supplement its financial resources, the Company may use established credit lines with its corporate banker to seek additional financing or pursue other sources of financing; however, there can be no assurance other sources of financing will be available at commercially viable terms, if at all.

Foreign Operations and Inflation

Foreign operations are subject to certain risks inherent to conducting business abroad, including price and currency exchange controls, fluctuation in the relative value of currencies and restrictive governmental actions. Changes in the relative value of currencies occur from time to time and may, in certain instances, have a material adverse effect on the Company's results of operations. The Company does not hedge foreign currency risks, and the effects of these risks are difficult to predict. The risks associated with foreign operations have not, to date, had a material adverse effect on the Company's financial position, results of operations and cash flows. There can, however, be no assurance that such risks will not have a material adverse effect on the Company's financial position, results of operations and cash flows in the future.

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

Recently Issued Accounting Standards

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share". This statement requires dual presentation of newly defined basic and diluted earnings per share on the face of the income statement for any entities with complex capital structures. The accounting standard is effective for fiscal years ending after December 15, 1997, including interim periods. The impact of adopting SFAS No. 128 has not been determined on the Company.

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

In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131, which requires companies to adopt its provisions for the fiscal years ending after December 15, 1997, requires publiclyoheld companies to report financial and other information about key revenueoproducing segments of the entity for which such information is available and is utilized by the chief operation decision makers. Specific information to be reported for individual segments include profit or loss, certain and expense and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. The impact on the Company of adopting SFAS No. 131 has not been determined.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995.

In addition to historical information, this report includes certain forward looking statements regarding events and financial and industry trends which may affect the Company's future operating results and financial position. Such statements include, but are not limited to, statements as to: (i) the Company's belief regarding the continuation of the increased demand for photomasks; (ii) the Company's belief that future capital equipment purchases will not dramatically further erode gross margins; (iii) the Company's belief that Selling, general and administrative costs as a percentage of sales should remain consistent; (iv) the Company's belief regarding the adequacy of its reserve for bad debts, and (v) the sufficiency of funds to meet the Company's normal operating requirements over the next 12 months. Such statements represent the Company's reasonable judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position to differ materially. Such risks and uncertainties include but are not limited to: adverse economic conditions in the Company's markets which could adversely affect the level of demand for the Company's products, failure of the Company to anticipate, respond to or utilize changing technologies used in production of photomasks; greater than anticipated levels of competition and competitive pricing, manufacturing difficulties or capacity limitations; shortage of raw materials; delays in delivery of recently purchased manufacturing equipment to the Company; greater than anticipated capital investment requirements; and currency fluctuations or changes in political conditions with respect to the Company's foreign operations.

Part II. Other Information

Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports of Form 8-K

         (a) Exhibits
             11.1 Statement regarding computation of Net Income per common share.
             27.1 Financial Data Schedule

         (b) Reports on Form 8-K.

             No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   Signatures




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   November 13, 1997               Align-Rite International, Inc.






------------------------------------
James Mac Donald
Chairman of the Board, President &
Chief Executive Director




------------------------------------
Petar Katurich
Vice President of Finance,
Chief Financial Officer & Secretary