Form 10-Q
period 1997-12-31
ALIGN RITE INTERNATIONAL INC
filed 1998-02-13
CIK 945122

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1997

                                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    ------------------

                         Commission file number 0-26240


                         ALIGN-RITE INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          California                                          95-4528353
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


 2428 Ontario St. Burbank, CA                                   91504
----------------------------------------                  -------------------
(Address of principal executive offices)                      (Zip Code)


                                 (818) 843-7220
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at December 31, 1997
----------------------------                   --------------------------------
Common Stock, $.01 par value                          4,452,627 Shares

                         ALIGN-RITE INTERNATIONAL, INC.

                                      INDEX


                                                                   Page
                                                                   ----
PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

           Consolidated Balance Sheets at
             December 31, 1997 and March 31, 1997                    3

           Consolidated Statements of Operations for the Three
             and Nine Months ended December 31, 1997 and 1996        4

           Consolidated Statements of Cash Flows for the Nine
             Months ended December 31, 1997 and 1996                 5

           Notes to Consolidated Financial Statements                6

   Item 2. Management's Discussion and Analysis of Results
             of Operations and Financial Condition                   8


PART II. FINANCIAL INFORMATION

   Item 6. Exhibits and Reports on Form 8-K                         13

           Signatures                                               13

Part I.  Financial Information

Item 1.  Financial Statements

                         Align-Rite International, Inc.

                           Consolidated Balance Sheets
                           (Unaudited - 000's omitted)


                                                                At             At
                                                             March 31,     December 31,
                                                               1997           1997
                                                            ---------      -----------
ASETS
Current assets:
   Cash and cash equivalents..............................   $ 6,734        $ 4,185
   Accounts receivable, net...............................     6,120          7,400
   Inventories, primarily raw materials...................     2,180          3,320
   Prepaid and other current assets.......................     1,233            981
                                                             -------        -------
        Total current assets..............................    16,267         15,886

   Property and equipment, net............................    22,089         34,470
   Other assets...........................................       425             88
                                                             -------        -------
        Total assets......................................   $38,781        $50,444
                                                             =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable.................................   $ 3,670        $ 9,955
   Accrued expenses and other.............................     1,543          2,070
   Taxes payable..........................................       327            661
                                                             -------        -------
        Total current liabilities.........................     5,540         12,686


Deferred taxes............................................     1,398          1,398
Other liabilities.........................................       470            724

Shareholders' equity:
   Common stock:
   Authorized - 35,000 shares $.01 par value;
    Issued 4,453 shares and 4,416 shares respectively.....        44             45
   Additional paid-in capital.............................    18,287         18,435
   Retained earnings......................................    12,694         17,114
   Cumulative foreign currency translation adjustment.....       348             42
                                                             -------        -------
        Total shareholders' equity........................    31,373         35,636
                                                             -------        -------
           Total liabilities and shareholders' equity.....   $38,781        $50,444
                                                             =======        =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         Align-Rite International, Inc.

                      Consolidated Statements of Operations
         For the Three and Nine Months Ended December 31, 1997 and 1996
               (Unaudited - 000's omitted, except per share data)


                                              Three Months Ended         Nine Months Ended
                                                 December 31,              December  31,
                                              ------------------         -----------------
                                                1996     1997              1996      1997
                                              -------   -------          -------   -------
Net sales...................................  $ 9,395   $11,689          $28,574   $33,729

Cost of sales...............................    5,952     7,473           17,896    21,305
                                              -------    ------          -------   -------

Gross profit................................    3,443     4,216           10,678    12,424

Selling, general and administrative.........    1,548     1,868            4,661     5,391
                                               ------   -------          -------    ------

Income from operations......................    1,895     2,348            6,017     7,033

Interest income, net........................       78        29              280        74
                                              -------   -------          -------   -------

Income before provision for income taxes....    1,973     2,377            6,297     7,107

Provision for income taxes..................      727       897            2,336     2,688
                                                -----   -------          -------   -------

Net income..................................   $1,246    $1,480           $3,961    $4,419
                                               ======    ======           ======    ======


Per share information:

  Shares used in per share computation......    4,823     4,871            4,823     4,850
  Earnings per share........................   $  .26    $  .30           $  .82    $  .91


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         Align-Rite International, Inc.

                      Consolidated Statements of Cash Flows
                 For the Nine Months Ended December 31, 1997 and
                        1996 (Unaudited - 000's omitted)


                                                                   1996         1997
                                                                 -------       -------
Cash flows from operating activities:
Net income.....................................................  $ 3,961       $ 4,419
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization............................    1,881         3,019
      Bad debt expense.........................................       --            31
      Compensation related to stock options granted............       --            83
    Changes in assets and liabilities:
      Accounts receivable, net.................................      580        (1,364)
      Inventories..............................................   (1,010)       (1,161)
      Prepaids and other assets................................     (159)          578
      Trade accounts payable...................................      540         6,309
      Accrued expenses and other liabilities...................      123         1,203
                                                                 -------      --------
            Net cash provided by operating activities..........    5,916        13,117
                                                                 -------      --------
Cash flows from investing activities:
  Purchase of property and equipment...........................  (11,683)      (13,172)
  Payments for business acquisition, net of cash received......       --        (2,467)
                                                                 -------      --------
            Net cash used in investing activities..............  (11,683)      (15,639)
                                                                 -------      --------
Cash flows from financing activities:
   Proceeds from stock options exercised.......................       77            65
                                                                 -------      --------
            Net cash provided by financing activities..........       77            65
                                                                 -------      --------
Effect of exchange rate changes on cash........................     (402)          (92)
                                                                 -------      --------
Net decrease in cash...........................................   (6,092)       (2,549)
Cash and cash equivalents, beginning of year...................   12,707         6,734
                                                                 -------      --------
Cash and cash equivalents, end of year.........................  $ 6,615      $  4,185
                                                                 =======      ========

Supplemental disclosure of cash flow information:

     Cash paid during the nine months ended December 31, for:

      Income taxes........................................... $1,100,000    $1,207,000


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         Align-Rite International, Inc.

                   Notes to Consolidated Financial Statements
                  Three and Nine Months Ended December 31, 1997
                                  (Unaudited)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the accompanying consolidated balance sheets and related interim consolidated statements of operations and cash flows include all adjustments (consisting only of normal recurring items) considered necessary for their fair presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. The consolidated results of operations for the period ended December 31, 1997 are not necessarily indicative of results to be expected for the year ending March 31, 1998. The information included in this Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of March 31, 1997 and 1996 and for the three years in the period ended March 31, 1997 as filed on Form 10K.

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

During fiscal year 1996, the Company completed an initial public offering of Common Stock, as part of which all of the outstanding Ordinary Shares of ARI were exchanged for the Common Stock of ARII.

Effective June 1, 1997, the Company's newly formed subsidiary, ARGMBH, completed its first business acquisition. The Company purchased the photomask business unit of Temic Telefunken Microelectronic Gmbh ("Temic"), a division of Daimler-Benz, located in Heilbronn, Germany. The acquisition was accounted for using the purchase method of accounting. The acquisition was not material to the financial position, results of operations or cash flows of the Company.

The Company maintains a policy and practice of restricting ARC from paying dividends or making certain other distributions in order to minimize tax consequences resulting from its current corporate structure.

Item 2. Management's Discussions and Analysis of Results of Operations and Financial Condition.

Net sales for the three and nine months ended December 31, 1997, increased 24% to $11,689,000 and 18% to $33,729,000 respectively, compared with $9,395,000 and
$28,574,000 in the same periods in the prior fiscal year. The increase in net sales is attributable to increased demand for photomasks from the Company's customers and the Company's acquisition in June 1997 of the photomask business unit of Temic. Additionally, the increase resulted from an overall increase in volume from the Company's United Kingdom (U.K.) operations. U.K. net sales for the three and nine months ended December 31, 1997 increased 50% to $4,175,000 and 19% to $11,066,000, respectively, compared with $2,788,000 and $9,273,000 in the same periods in the prior year. United States net sales for the three and nine months ended December 31, 1997 decreased slightly to $6,391,000 and increased slightly to $19,998,000 respectively, compared with $6,607,000 and $19,301,000 in the same period of the prior fiscal year. The slight decline in U.S. revenue in the quarter was due to two factors: a temporary decline in demand from four U.S. based customers and an unanticipated interruption in certain areas of the manufacturing operations. The new manufacturing site at TEMIC began operations under the Company's control beginning June 1, 1997, and accounted for approximately 10% of net sales for the third quarter.

Gross profit as a percentage of net sales for the three and nine months ended December 31, 1997 decreased slightly to 36.1% and 36.8%, respectively, compared to 36.6% and 37.4% in the same periods in the prior year. The slight decrease in gross profit as a percentage of net sales for the three and nine months ended December 31, 1997 is primarily attributable to an increase in depreciation expense due to recent installations of equipment and the acquisition of the photomask business unit of TEMIC, which increased the Company's asset base. Depreciation expense for the three and nine months ended December 31, 1997 increased 88% to $1,189,000 and 61% to $3,019,000, respectively, compared to $634,000 and $1,881,000 in the prior fiscal year. As the Company continues to invest in capital equipment to keep pace with increased demand, the Company anticipates that its gross profit will fluctuate slightly based on the timing of equipment purchases and installations and related increases in depreciation expense.

Selling, general and administrative expenses include salaries of sales personnel, marketing expense, general and administrative expense and product distribution expense. Selling, general and administration expenses for the three and nine months ended December 31, 1997 increased 21% to $1,868,000 and 16% to $5,391,000, respectively, compared with $1,548,000 and $4,661,000 in the same period, in the prior fiscal year, while the absolute dollars increased each period, selling general and administrative expenses as a percentage of net sales decreased to 16% for both the three and nine months ended December 31, 1997, compared with 16.5% and 16.3% in the same period in the prior year. The overall increase in selling, general and administrative expenses is attributable to the Company's purchase of the photomask business unit of Temic, which has a ratio of selling, general and administrative expenses to net sales comparable to that of the Company. The Company believes selling, general and administrative, as a percentage of sales will remain consistent.

Interest income for the three and nine months ended December 31, 1997 decreased as compared to the same periods in the prior year due to the maintenance of lower cash balances by the Company.

 For the three and nine months ended December 31, 997, the Company provided for Federal and State income taxes at an estimated combined effective rate of approximately 38%, compared to 37% in the same periods in the prior year. The current period rates are slightly higher due to German income being taxed at a higher rate than the United States and United Kingdom.

Liquidity and Capital Resources

The Company's cash and cash equivalents were $4,185,000 at December 31, 1997. Net cash provided by operating activities amounted to $13,117,000 for the nine months ended December 31, 1997 compared to $5,916,000 for the same period in the prior year. Additions to operating cash flows for the nine months ended December 31, 1997 reflect a higher net income, increased non-cash charges related to increased depreciation and amortization expenses and increases in accounts payable, primarily due to a payable related to equipment purchases in the amount of $4,500,000, and accrued expenses which were partially offset by increases in accounts receivable and inventory.

Accounts receivable increased $1,280,000 or 21% during the nine months ended December 31, 1997, due largely to an 18% increase in net sales. Inventory levels increased 52% to $3,320,000 during the nine months ended December 31, 1997 primarily due to three reasons: 1) higher sales levels; 2) the Company's strategy of maintaining different types of photoblanks to serve the requirements of its growing customer base, and, 3) ramping up due to long lead times and anticipated year end vendor shut-downs.

For the nine months ended December 31, 1997, cash used in investing activities totaled $15,639,000 compared to $11,683,000 in the prior year. The Company's capital expenditures during the nine months ended December 31, 1997 in the amount of $13,172,000 were primarily for the construction of cleanrooms and the purchase of equipment which will support and complement new process development and further enhance the Company's capabilities for higher end products. Included in the investing activities for the nine months ended December 31, 1997 was the purchase of photomask business unit of TEMIC for a purchase price of $2,467,000.

Effective June 1, 1997, the Company entered into a long-term Strategic Alliance, Supply and Cooperation Agreement in connection with the purchase of the photomask business unit of TEMIC. Additionally, under the terms of the agreement, the Company leased the existing facility from TEMIC for a period of ten years with a ten-year extension option.

No amounts have been drawn down on the Company's $10 million line of credit. These lines of credit will allow the Company to borrow at an interest rate of 1.5% above LIBOR.

Management believes that funds generated from operations together with its cash and cash equivalents may not be sufficient to meet the Company's normal operating requirements for the next 12 months. If these funds prove to be insufficient, or if new opportunities require the Company to supplement its financial resources, the Company may use established credit lines with its corporate banker to seek additional financing or pursue other sources of financing; however, there can be no assurance other sources of financing will be available at commercially viable terms, if at all.

Foreign Operations and Inflation

Foreign operations are subject to certain risks inherent to conducting business abroad, including price and currency exchange controls, fluctuation in the relative value of currencies and restrictive governmental actions. Changes in the relative value of currencies occur from time to time and may, in certain instances, have a material adverse effect on the Company's financial position, results of operations and cash flows. The Company does not hedge foreign currency risks, and the effects of these risks are difficult to predict. The risks associated with foreign operations have not, to date, had a material adverse effect on the Company's financial position, results of operations and cash flows. There can, however, be no assurance that such risks will not have a material adverse effect on the Company's financial position, results of operations and cash flows in the future.

The effects of inflation are experienced by the Company through increases in cost of labor, services and raw materials. In general, these costs have been anticipated by periodic increases in the prices of its products. The Company does not believe, however, that inflation has had a material effect on its financial position, results of operations and cash flows. There can be no assurance that the Company's results will not be materially affected by inflation in the future.

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

In June 1997, the FASB issued SFAS No. 130, "Reporting and Comprehensive Income." SFAS No. 130, which required companies to adopt its provisions for fiscal years ending after December 15, 19978, establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity and circumstances from nonowner sources. The impact of adopting SFAS No. 130 has not been determined by the Company.

In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131, which requires companies to adopt its provisions for the fiscal years ending after December 15, 1997, requires publicly held companies to report financial and other information about key revenue producing segments of the entity for which such information is available and is utilized by the chief operation decision makers. Specific information to be reported for individual segments include profit or less, certain and expense and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. The impact on the Company of adopting SFAS No. 131 has not been determined by the Company.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995.

In addition to historical information, this report includes certain forward-looking statements regarding events and financial and industry trends which may affect the Company's future operating results and financial position. Such statements include, but are not limited to, statements as to: (i) the Company's belief regarding the continuation of the increased demand for photomasks; (ii) dramatically further erode gross margins; (iii) the Company's belief that selling, general and administrative costs as a percentage of sales should remain consistent; (iv) the Company's belief regarding the adequacy of its reserve for bad debts, and (v) the sufficiency of funds to meet the Company's normal operating requirements over the next 12 months. Such statements represent the Company's reasonable judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position to differ materially. Such risks and uncertainties include but are not limited to: adverse economic conditions in the Company's markets which could adversely affect the level of demand for the Company's products, failure of the Company to anticipate, respond to or utilize changing technologies used in production of photomasks; greater than anticipated levels of competition and competitive pricing, manufacturing difficulties or capacity limitations; shortage of raw materials; delays in delivery of recently purchased manufacturing equipment to the Company; greater than anticipated capital investment requirements; and currency fluctuations or changes in political conditions with respect to the Company's foreign operations.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 6.  Exhibits and Reports of Form 8-K

         (a) Exhibits

             11.1 Statement regarding computation of Net Income per
                  common share.
             27   Financial Data Schedule

         (b) Reports on Form 8-K.

             No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 10, 1998                 Align-Rite International, Inc.


                                        /s/ JAMES MAC DONALD
                                        ----------------------------------
                                        James Mac Donald
                                        Chairman of the Board, President &
                                        Chief Executive Director



                                        /s/ PETAR KATURICH
                                        -----------------------------------
                                        Petar Katurich
                                        Vice President of Finance,
                                        Chief Financial Officer & Secretary

                                 EXHIBIT INDEX

                                                                       Sequentially
Exhibit                                                                  Numbered
Number         Description                                                 Page
-------        -----------                                             ------------
 11.1          Statement regarding computation of Net Income per
               common share.

 27            Financial Data Schedule
