Form 10-K405
period 1997-03-31
ALIGN RITE INTERNATIONAL INC
filed 1998-06-29
CIK 945122

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

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 026240
                            ------------------------

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

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          Common Stock, $.01 par value
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X]

     As of May 30, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $63,640,215 based upon the average bid and ask prices of the Common Stock as reported on the Nasdaq National Market on such date. Shares of Common Stock held by officers, directors and holders of more than ten percent of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of May 30, 1998, the Registrant had outstanding 4,465,980 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 1998 are incorporated by reference under Part III.

================================================================================

                               TABLE OF CONTENTS

                            ITEM NUMBER AND CAPTION

                                                                   PAGE NO.
                                                                   --------
                                  PART I
 1.  Business....................................................      1
 2.  Properties..................................................      5
 3.  Legal Proceedings...........................................      5
 4.  Submission of Matters to a Vote of Security Holders.........      5

                                  PART II
 5.  Market for the Registrant's Common Equity and Related             7
     Shareholder Matters.........................................
 6.  Selected Financial Data.....................................      8
 7.  Management's Discussion and Analysis of Financial Condition       9
     and Results of Operations...................................
 8.  Financial Statements and Supplementary Data.................     14
 9.  Changes in and Disagreements with Auditors on Accounting and     30
     Financial Disclosure........................................

                                 PART III
10.  Directors and Executive Officers of the Registrant..........     30
11.  Executive Compensation and Related Matters..................     30
12.  Security Ownership of Certain Beneficial Owners and              30
     Management..................................................
13.  Certain Relationships and Related Transactions..............     30

                                  PART IV
14.  Exhibits, Financial Statement Schedules and Reports on Form      31
     8K..........................................................

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Align-Rite International, Inc., a California corporation ("ARII") together with its wholly-owned subsidiaries, the ("Company"), manufactures and markets quality photomasks for the global semiconductor industry. Photomasks are required for the manufacture of virtually all integrated circuits, which are essential components in consumer and industrial electronic products. Photomasks are precision photographic quartz or glass plates containing microscopic images of integrated circuits. The Company images integrated circuit patterns onto photomasks using electron beam, laser beam and optical microlithography methods at its manufacturing facilities in Burbank, California, Bridgend, Wales and Heilbronn, Germany.

     The Company is comprised of ARII, incorporated on April 27, 1995, and its wholly-owned subsidiaries Align-Rite International Limited ("ARI"), Align-Rite Corporation ("ARC"), Align-Rite Limited ("ARL"), Align-Rite B.V. ("ARBV"), and Align-Rite GmbH ("ARGmbH"). ARII and its subsidiaries are collectively referred to herein as the "Company". All significant intercompany accounts and transactions have been eliminated.

     ARII, ARI and ARBV are primarily that of holding companies into which their respective subsidiaries are consolidated. On July 21, 1995, ARII completed an initial public offering of Common Stock, as part of which all of the outstanding Ordinary Shares of ARI were exchanged for the Common Stock of ARII. Effective June 1, 1997, the Company's newly formed subsidiary, ARGmbH, completed its first business acquisition. ARGmbH purchased the photomask business unit of Temic Telefunken Microelectronic GmbH ("Temic"), a division of Daimler-Benz, located in Heilbronn, Germany. The acquisition was accounted for using the purchase method of accounting. The acquisition was not material to the financial position, results of operations or cash flows of the Company.

     The Company's principle executive offices are located at 2428 Ontario Street, Burbank, California, 91504. The Company's telephone number is (818) 843-7220.

INDUSTRY OVERVIEW

     Photomasks are a key element in the manufacture of semiconductors. Photomasks are used as master images to transfer integrated circuit patterns onto semiconductor wafers during the fabrication of integrated circuits and, to a lesser extent, other types of electronic components, such as thin film magnetic recording heads, advanced printed circuit boards and flat panel displays. Each circuit design normally consists of a series of eight to twenty-five separate circuit patterns, each of which is imaged onto a separate photomask. The completed series of photomasks are then used to successively image each separate circuit pattern onto a single semiconductor wafer.

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

     The purchasers of photomasks consist primarily of semiconductor manufacturers and integrated circuit design businesses in the United States, Europe and the Pacific Rim. The semiconductor industry has experienced rapid growth in recent years primarily due to increased applications for integrated circuits such as cellular telephones, pagers, automotive control systems, medical products, computers and printers, electronically controlled industrial equipment, satellites, security systems and consumer appliances. According to VLSI Research, the worldwide demand for photomasks exceed $2.0 billion in 1997 with growing demand in both units and dollars forecast for the next three years at a CAGR in excess of 20%.

     The number of significant independent photomask manufacturers (companies with estimated annual photomask sales in excess of $5.0 million) in the United States and Europe has decreased from ten in 1987 to four (including the Company) in 1998 as a result of industry consolidation and closing of operations. The Company believes that this consolidation was primarily due to competitive pressures on photomask manufacturers during this period and that further significant industry consolidation is unlikely. These competitive pressures were mainly the result of the implementation of sophisticated software programs used to reduce errors in integrated circuit design, which had the effect of reducing the number of photomask iterations normally required to create a working integrated circuit, as well as shortening photomask delivery cycles. The shortened photomask delivery cycles also reduced the need for backup photomask sets.

     The Company believes that the following trends are increasing the demand for photomasks and the photomask industry's importance in the semiconductor manufacturing process:

     Customization of Semiconductor Designs. Growing demand for semiconductors, including application specific integrated circuits ("ASICs"), application specific standard products ("ASPs"), embedded microcontrollers and a growing variety of memory products, has generated increasing demand for photomasks as each new type of semiconductor device requires additional new and often more advanced photomasks.

     Increasing Device Complexity. As the complexity of semiconductor devices has increased in response to continued efforts to improve the performance and functionality of these devices through greater transistor densities and smaller feature sizes, the number of successive layers of patterns required to manufacture an integrated circuit has increased. The number of photomasks used to manufacture microprocessors in 1991 was 14 as compared to 25 photomasks now required for the most advanced generation of microprocessors.

     Decreasing Size of Semiconductor Designs. The semiconductor industry's growth is driven by its ability to produce smaller and more powerful semiconductor chips at lower costs. As semiconductor line widths become as small as the wavelength of the illumination sources in political lithography, the semiconductor manufacturing process becomes increasingly dependent upon high precision photomasks to deliver process results to more demanding specifications and tolerances. Future generations of wafer lithography equipment are expected to increase the need for high precision photomasks, thereby further increasing demand for advanced photomasks with tighter specifications. Development of increasingly small design features is likely to generate increased demand for advanced photomasks that can accurately and reliably replicate intricate design features.

     Proliferation of Semiconductor Applications. Semiconductor devices of all types are continuing to proliferate into new products, including cellular telephones, pagers, automobiles, medical products, household appliances and other consumer electronic products. In addition, the demand for semiconductor devices from traditional markets such as personal computers is growing significantly as semiconductor content in electronic systems increases and as personal computers expand further into homes and other new market segments. The Company believes that the proliferation of semiconductor applications will leads to an increase in semiconductor design activity and resulting demand for photomasks.

     The Company believes that all of these changes in the semiconductor industry are increasing the demand for photomasks and increasing the already important role of photomasks in the semiconductor manufacturing process.

SALES AND MARKETING

     Because each photomask is unique, the Company works closely with each customer to define and communicate precisely the specification required by the customer. The Company endeavors to develop long-term customer relationships primarily with semiconductor manufacturers and other electronics companies whose annual independent photomask expenditures range from $250,000 to $10,000,000. An important market segment for the Company is custom integrated circuit manufacturers, as they typically require a higher volume of photomasks and use integrated circuit pattern sizes, which are now, and are expected to remain for several years, within the Company's current technological capabilities. In addition, the Company focuses its marketing efforts on analog, linear and mixed signal integrated circuit manufacturers, and to a lesser degree with manufacturers of other electronic components such as thin-film magnetic recording heads and advanced printed circuit boards. The Company believes these segments, which require a substantial volume of photomasks, represent growing markets within the semiconductor and electronics industry.

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

     The Company conducts its sales and marketing activities at its facilities in Burbank, California, Bridgend, Wales, and in Heilbronn, Germany. The Company maintains sales and technical service centers in California, Arizona, Colorado, Connecticut, France, The Netherlands and Switzerland. The Company may expand its international presence by opening additional sales and technical service centers in other strategic international locations. See Note 15 to Consolidated Financial Statements for a summary of net sales to the largest customers.

STRATEGIC ALLIANCE PARTNERS

     The Company has formed three (3) strategic alliances: 1.) Harris Advanced Imaging Group, a captive photomask manufacturer located in Florida, 2.) Innova, Inc. a photomask manufacturer in Hsinchu, Taiwan, and 3.) Telefunken Microelectronic Group based in Heilbronn, Germany. These alliances allow each partner to: (i) exploit economies of scale for raw material purchases through the use of collective bargaining with photomask raw material suppliers; (ii) provide additional manufacturing resources by allowing for mutual use of each other's photomask manufacturing resources; (iii) share advancements in process technology; and (iv) in the case of Innova, Inc., allows the Company to enter into a new market, the Pacific Rim.

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

ELECTRON BEAM IMAGING

     The Company currently images photomasks using electron beam, laser beam, and optical microlithography methods. When utilizing the electron beam photomask imaging process, the photomask patterns are produced from the customer's integrated circuit design data following the conversion of this data into compatible electron beam system language. The electron beam photomask imaging system uses a single electron beam scanning system to write the integrated circuit pattern onto the photomask in an environmentally controlled vacuum chamber. The electron beam photomask imaging process makes it possible to achieve extremely small patterns, finer line resolution, and precise pattern size and pattern placement tolerances. The demand for photomasks using electron beam technology has increased as integrated circuits have evolved and require higher pattern complexity and smaller pattern sizes. The Company currently operates seven electron beam photomask imaging systems, four in the United States and three in Europe.

LASER BEAM IMAGING

     The Company has entered the laser beam photomask imaging technology arena. Laser beam photomask imaging systems typically utilize eight laser beams, which simultaneously image the circuit design patterns onto a photomask. The primary benefit of these systems is shorter imaging and processing times, and it requires a less complex chemical process as compared to electron beam photomask imaging systems. Laser beam photomask imaging systems permit photomask manufacturers to address a segment of the market that frequently require response times of approximately twenty-four hours or less between order placement and shipment of the finished photomasks. The Company currently operates three Core 2564 laser beam imaging systems, two in the United States and one in Europe.

     In May 1998, the Company announced its intention to expand its laser beam imaging capabilities by ordering two ETEC Alta 3500 systems, which now give the Company advanced lithography capability. The Company believes that the systems will allow the Company to meet the challenging requirements for placement, critical dimension, butting and alignment control imposed by .25 micron photomask production. The Company intends to install the two ETEC Alta 3500 systems in its facilities in Europe and the United States in Summer 1998 and early 1999, respectively. See Note 17 of Notes to Consolidated Financial Statements.

OPTICAL IMAGING

     In addition to electron beam and laser beam lithography manufacturing methods, the Company uses, to a lesser degree, optical microlithography methods. In the optical photomask imaging process, magnetic tapes containing the integrated circuit design patterns are used to "drive" a microlithographic imaging system, known as a pattern generator, which "writes" the pattern onto a reticle using a columnated mercury exposure system. The reticle is typically a single image of the integrated circuit pattern five times larger than the actual size of the finished circuit. The reticle image is then photographically reduced to the final size of the circuit and printed as many as several hundred times on a master photomask by an optical photorepeater. The master photomask may be used to project the circuit patterns onto semiconductor wafers or may be used to make reprints which are used to contact print the circuit patterns onto the wafer. Photomasks manufactured using optical processes are typically less expensive but are also less precise and have lower resolution than electron beam imaged photomasks. The Company has a number of pattern generators and photorepeaters at each of its manufacturing facilities.

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

     The Company's ability to compete primarily depends upon its technical capabilities, the capacity of its manufacturing facilities, the consistency of product quality, customer service and technical support, product pricing and the timeliness of product delivery. The Company also believes that its proximity to customers is an important competitive factor in certain market segments.

EMPLOYEES

     As of March 31, 1998, the Company employed approximately 178 people in the United States and 108 in Europe on a full time basis. None of the Company's employees are currently represented by a labor union. The Company's German subsidiary, however, is subject to German law, which binds it as a member of a selected industry group to agreements reached by industry management and employee representatives. The Company believes that its employee relations are good.

ITEM 2. PROPERTIES

     The Company's main executive, administrative and manufacturing offices are located in a 33,000 square foot facility in Burbank, California under several leases, all of which expire in the year 2000. The Company maintains the right to renew these leases for additional five-year terms. In addition, the Company currently operates its foreign operations from a 26,000 square foot facility, located in Bridgend, Wales under a lease which expires in 2006 and a 15,000 square foot facility located in Heilbronn, Germany which expires in 2007.

     The Company also has approximately 15,000 square feet of office space under various leases and rental agreements in multiple locations throughout the United States and Europe in support of its sales force and technical support staff.

     The Company believes that its existing and planned facility additions are adequate for its current and short-term manufacturing needs. The Company also believes additional space would be readily available at commercially reasonable terms, should the Company find a need to expand its operations. See Note 9 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently a party to any legal proceedings the adverse outcome of which would have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company as of March 31, 1998 are as follows:

       NAME           AGE                              POSITION
       ----           ---                              --------
James L. MacDonald    51     Chairman of the Board, President and Chief Executive Officer
Jeffery R. Lee        53     Executive Vice President, European Operations
Petar N. Katurich     35     Vice President of Finance, Chief Financial Officer, and
                             Secretary

     JAMES L. MACDONALD founded the Company in 1970 and since then has served as its Chairman of the Board, President and Chief Executive Officer. Mr. MacDonald is a Director of the British American Chamber of Commerce and a Fellow of the Institute of Directors.

     JEFFERY R. LEE is Executive Vice President and has been employed by the Company since 1980. Mr. Lee manages the Eurpopean operations of the Company. From 1976 to 1989, Mr. Lee was General Manager of Transmask, an independent photomask manufacturing company. Mr. Lee is a Fellow of the Institute of Directors.

     PETAR N. KATURICH has served as Chief Financial Officer of the Company since October 1992. From 1991 to 1992, Mr. Katurich was employed by a division of Cooke Media Group. From 1985 to 1990, Mr. Katurich was employed at Coopers & Lybrand L.L.P. Mr. Katurich is a Certified Public Accountant.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

     ARII's Common Stock is traded on the Nasdaq National Market under the trading symbol "MASK". ARII's Common Stock began trading on July 21, 1995 upon completion of an initial public offering of its Common Stock. The range of daily closing prices on a per share basis for ARII's Common Stock for the twelve months ended March 31, 1998 was:

                                                           HIGH        LOW
                                                          -------    --------
Year Ended March 31, 1998:
  Fourth quarter........................................  $17.125    $  13.00
  Third quarter.........................................  $ 24.00    $  12.75
  Second quarter........................................  $23.875    $  12.00
  First quarter.........................................  $ 14.75    $ 9.9375

                                                           HIGH        LOW
                                                          -------    --------
Year Ended March 31, 1997:
  Fourth quarter........................................  $ 13.75    $ 11.375
  Third quarter.........................................  $ 12.75    $  10.50
  Second quarter........................................  $ 11.25    $   8.50
  First quarter.........................................  $ 14.25    $   9.25

     The reported closing sales price of ARII's Common Stock on the Nasdaq National Market on March 31, 1998 was $15.75. As of March 31, 1998 there were 89 holders of record of ARII's Common Stock.

     ARII has 35,000,000 shares of authorized Common Stock of $.01 par value, of which 4,463,980 shares were outstanding as of March 31, 1998.

     ARII has not issued any Preferred Stock. ARII has elected not to pay any cash dividends on its Common Stock as it currently intends to retain its earnings to fund the development and growth of its business. In addition, the Company's bank line of credit includes certain restrictions and requirements relating to the prohibition of dividend declarations or payments. The Company, at this time, does not anticipate declaring or paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data set forth below at March 31, 1998, 1997 and 1996 and for each of the three years in the period ended March 31, 1998, are derived from the audited financial statements of the Company included herein. The selected consolidated financial data as of March 31, 1995 and 1994 are derived from the audited consolidated financial statements of the Company, which are not included herein. The information set forth below should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                            FISCAL YEARS ENDED MARCH 31,
                                                   -----------------------------------------------
                                                    1998      1997      1996      1995      1994
                                                   -------   -------   -------   -------   -------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Statement of Operations Data:
Net sales........................................  $46,721   $38,001   $33,290   $25,404   $20,217
Cost of sales....................................   29,745    23,863    20,689    15,887    13,833
                                                   -------   -------   -------   -------   -------
  Gross profit...................................   16,976    14,138    12,601     9,517     6,384
Selling, general and administrative
  expenses(1)....................................    7,442     6,072     5,571     4,515     3,407
                                                   -------   -------   -------   -------   -------
  Income from operations.........................    9,534     8,066     7,030     5,002     2,977
Interest (income) expense, net...................     (122)     (308)     (345)      151       339
Other expense (income)...........................     (132)       (7)       20        49       (44)
                                                   -------   -------   -------   -------   -------
  Income before income tax provision, minority
     interest, cumulative effect of change in
     accounting principle and extraordinary
     item........................................    9,788     8,381     7,355     4,802     2,682
Income tax provision.............................    3,688     3,056     2,219     1,216     1,229
Minority interest................................       --        --       172       162       158
                                                   -------   -------   -------   -------   -------
  Income before cumulative effect of change in
     accounting principle and extraordinary
     item........................................    6,100     5,325     4,964     3,424     1,295
Cumulative effect of change in accounting for
  income taxes(2)................................       --        --        --        --       434
                                                   -------   -------   -------   -------   -------
Net income.......................................  $ 6,100   $ 5,325   $ 4,964   $ 3,424   $ 1,729
                                                   =======   =======   =======   =======   =======
Net income per common share(3)
  Income before cumulative effect of change in
     accounting for income taxes.................     1.37      1.21      1.46      3.05      1.05
Cumulative effect of accounting change...........       --        --        --        --      0.17
                                                   -------   -------   -------   -------   -------
  Net income.....................................  $  1.37   $  1.21   $  1.46   $  3.05   $  1.54
                                                   =======   =======   =======   =======   =======
Net income per common share-assuming dilution(3)
  Income before cumulative effect of change in
     accounting for income taxes.................     1.25      1.11      1.12      1.17       .55
Cumulative effect of accounting change...........       --        --        --        --      0.18
                                                   -------   -------   -------   -------   -------
  Net income.....................................  $  1.25   $  1.11   $  1.12   $  1.17   $  0.74
                                                   =======   =======   =======   =======   =======
Weighted average shares outstanding..............    4,439     4,386     3,393     1,123     1,123
                                                   =======   =======   =======   =======   =======
Weighted average shares outstanding - assuming
  dilution.......................................    4,865     4,799     4,446     2,933     2,350
                                                   =======   =======   =======   =======   =======
Consolidated Balance Sheet Data:
Cash and cash equivalents........................  $ 5,523   $ 6,734   $12,707   $ 3,861   $ 2,981
Working capital..................................    6,636    10,727    17,254     3,849     3,031
Property and equipment, net......................   33,575    22,089     8,517     6,506     4,349
Total assets.....................................   51,158    38,781    30,422    17,261    12,452
Long-term debt, less current portion.............       --        --        --     1,905     2,752
Total shareholders' equity.......................   37,766    31,373    25,285     5,977     2,376

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     ARII was incorporated on April 27, 1995. Immediately prior to the initial public offering completed on July 21, 1995, ARII exchanged shares of its Common Stock for all of the outstanding capital stock of ARI, and consequently, became the holding company of ARI. All references in this section to 1998, 1997 and 1996 relate to the fiscal years ended March 31, 1998, 1997 and 1996, respectively.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the Company's Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

                                                      FISCAL YEARS ENDED MARCH 31,
                                                      -----------------------------
                                                       1998       1997       1996
                                                      -------    -------    -------
Net sales...........................................   100.0%     100.0%     100.0%
Cost of sales.......................................    63.7       62.8       62.1
                                                       -----      -----      -----
Gross profit........................................    35.9       37.2       37.9
Selling, general & administrative expenses..........    15.9       16.0       16.7
                                                       -----      -----      -----
Income from operations..............................    20.4       21.2       21.2
Interest (income) expense...........................     (.3)      (0.8)      (1.0)
Other (income) expense and minority interest........     (.3)      (0.1)       0.5
                                                       -----      -----      -----
Income before provision for income taxes............    20.9       22.1       21.6
Provision for income taxes..........................     7.9        8.1        6.6
                                                       -----      -----      -----
Net income..........................................    13.1%      14.0%      14.9%
                                                       =====      =====      =====

     1998 COMPARED WITH 1997

     Net Sales -- Net sales were $46.7 million during 1998, an increase of 23% compared to net sales of $38.0 million during 1997. The increase in net sales is attributable to increased demand from the Company's customers, the acquisition of the photomask business unit of Temic and the utilization of increased capacity through the addition of several key pieces of manufacturing equipment.

     Net Sales of U.S. operations were $27.5 million or 7% higher compared to the prior year's net sales of $25.8 million. The U.S. operations overall customer base increased as compared to the prior year, but sales volume was affected by a drop in demand from thin-film head customers by 19%. Net sales of European operations were $19.3 million or 58% higher compared to prior year net sales of $12.2 million. The 58% increase in European sales was driven by an increase in the overall demand from the customer base and an increase in sales volume. European sales also include the new manufacturing facility in Heilbronn, Germany, which began operations under the Company's control beginning June 1, 1997.

     The Company, in anticipation of future sales growth, continues to invest in capital equipment to accommodate its customers who are continually enhancing their product designs to smaller and more sophisticated geometries which the Company believes helps drive the demand for photomasks. The Company intends to install additional laser core imaging systems in both the U.S. and Europe to address the demand for more advanced photomask products. See Note 16 of Notes to Consolidated Financial Statements.

     Gross Profit -- Gross profit increased to $17.0 million during 1998, an increase of 20.6% as compared to $14.1 million during 1997, resulting primarily from higher costs associated with increased sales. As a percentage of net sales, gross profit decreased slightly to 35.9% in 1998, compared to 37.2% in 1997. The primary costs that affect gross profit are materials, labor, depreciation, and overhead. The slight decrease was primarily attributable to higher costs associated with depreciation which increased 54.8% in 1998 to $4.3 million from $2.8 million in the prior year. The Company anticipates that with the capital expenditures planned and those already purchased fixed costs will be higher in the future.

     Selling, General and Administrative Expenses -- Selling, general and administrative expenses include salaries of sales personnel, marketing expense, general and administrative expense and product distribution expense. Selling, general and administrative expenses increased to $7.4 million during 1998, an increase of 22.6% compared to $6.1 million in 1997. As a percentage of net sales, selling, general and administrative expenses decreased slightly to 15.9% in 1998 compared with 16.0% in 1997. The increase in selling, general and administrative costs was primarily attributable to the purchase of the photomask division of Temic in June 1997. The Company anticipates that selling, general and administrative costs will continue to grow heavier as a percentage of sales they will be consistent.

     Interest Income -- Interest Income decreased to $122,000 in 1998, compared to $308,000 in 1997. The decrease was attributable to lower cash balances on deposit as a result of a large capital expenditure program taking place throughout the year.

     Provision for Income Taxes -- The effective income tax rate increased to 37.5% in 1998 from 36.4% in 1997. The slight increase in the effective income tax rate is attributable to a higher income tax rate from the ARGmbH's operations compared to other manufacturing locations.

     1997 COMPARED WITH 1996

     Net Sales -- Net sales were $38.0 million during 1997, an increase of 14.1% compared to net sales of $33.3 million during 1996. During the year, the Company installed an additional Electron Beam Imaging system along with a Laser Imaging system in the second and third quarters, respectively. Until these installations, the Company's capacity was constrained. The installation of the additional equipment allowed for increased unit production, which directly impacted sales. Late in the third quarter and early in the fourth quarter, the Company experienced a slight decline in European demand compared with the first two quarters. Sales were down in that sector approximately 13% for the third and fourth quarters, however, the demand appears to have increased in the first quarter of fiscal year ended March 31, 1998. Despite the softness in Europe for the last two quarters, net sales have increased at both the U.S. and European facilities when compared to prior years.

     Net sales of the U.S. operations were $25.8 million or 12.7% higher compared to prior year net sales of $22.9 million, while net sales of the European operations were $12.2 million or 17.3% higher compared to prior year net sales of $10.4 million.

     Gross Profit -- Gross Profit increased to $14.1 million during 1997, an increase of 12.2% as compared to $12.6 million during 1996, resulting primarily from higher costs associated with increased sales. As a percentage of net sales, gross profit decreased slightly to 37.2% in 1997, compared to 37.9% in 1996. The primary costs that affect gross profit are materials, labor, depreciation and overhead. The slight decrease was primarily attributable to higher costs associated with depreciation, which increased 63.1% in 1997 to $2.8 million from $1.7 million.

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

     Interest Expense -- Interest expense decreased to $0 in 1997 compared to $113,000 in 1996. The decrease is attributable to the repayment of debt out of the proceeds from the Company's initial public offering completed in July 1995 and the Company had long-term and short-term debt during 1997.

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

     LIQUIDITY AND CAPITAL RESOURCES

     As compared to March 1997, total assets at March 31, 1998 grew 31.9% to $51.2 million and stockholders' equity grew 20.4% to $37.8 million. The Company's cash and cash equivalents decreased $1.2 million to $5.5 million at March 31, 1998. The decrease was primarily a result of over $14.3 million of capital expenditures related to the construction of cleanrooms and equipment purchases in connection with the Company's expansion of manufacturing capacity in its U. S. and European manufacturing sites.

     Net cash provided by operating activities was $15.3 million in 1998, compared to $10.1 million in 1997. Operating cash flows in 1998 reflect higher net income and higher non-cash charges related to depreciation and higher accounts receivable, accounts payable and accrued expense balances coupled with relatively small increases when compared to the prior year in inventories.

     Accounts receivable increased to $7.4 million at the end of 1998, up from $6.1 million at the end of 1997. The primary factor contributing to the increase in accounts receivable was the 23% growth in net sales. During 1998, inventories increased by approximately 27.7% to $2.8 million at the end of 1998, compared to $2.2 million at the end of 1997. The higher levels of inventory were on hand to support the 1998 sales growth and the expected continued increases in sales demand for these products in 1999. Accounts payable increased 51.8% from $3.7 million at the end of 1997 to $5.6 million at the end of 1998. The increase in accounts payable was due to generally higher business levels and an increased vendor base along with approximately $1.2 million in equipment payables.

     In 1998, cash used in investing activities totaled $16.8 million compared to $16.0 million in 1997. The Company's capital expenditures during 1998 were primarily related to the construction of cleanrooms and the purchase of equipment which will support and complement new process development and higher-end products along with increasing capacity of each of its manufacturing sites located in the United States and Europe and payments equivalent to $2.5 million for a business acquisition.

     In 1998, cash from financing activities was $270,000. Cash from financing activities was provided by the sale of 41,172 shares of ARII's Common Stock through the exercise of stock options, which generated net proceeds of $83,157. In addition, 7,020 shares of Common Stock were issued through the Company's Employee Stock Purchase Plan which generated net proceeds of $67,883. In addition, the Company received $119,731 of grant income from a government source in Europe.

     In June 1998, subsequent to the Company's March 31, 1998 fiscal year end, the Company increased its available line of credit from $10.0 million to $20.0 million. No amounts have been drawn down on the line of credit. The line of credit will allow the Company to borrow up to $20.0 million, and would bear interest at 1.25% above LIBOR. Under the terms of this line of credit, the Company would not be able to enter into certain transactions or declare dividends without receiving prior written consent from the bank and would be required to comply with certain financial covenants as well as maintain certain financial ratios.

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

     The Company announced in May   , 1998 that it had placed an order with ETEC
Systems, Inc. for two Etec ALTA 3500 systems and several MEBES Electron Beam systems upgrades. The total amount of the order was approximately $25 million. The ALTA 3500 systems, the industry's most advanced photomask production laser pattern generation systems are currently scheduled to be installed at the Company's facilities in Wales and California in summer 1998 and in early calendar 1999, respectively.

     Year 2000 Compliance. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, operate equipment, and engage in similar normal business activities.

     The Company is in the process of assessing and modifying its computer software systems to ensure that they are Year 2000 compliant. The Company is currently developing a plan that would include initiating formal communications with all of its significant vendors, and large customers to determine the extent to which the Company is vulnerable to Year 2000 Issues.

     The estimated cost to complete the project is not expected to have a material effect on the financial position, results of operations and cash flows of the Company. The Company will utilize both internal and external resources for Year 2000 Issues. However, if the modifications are not made, or are not completed timely, the Year 2000 Issue could have a material adverse impact on the financial position, results of operations, and cash flows of the Company. Further, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

     FOREIGN OPERATIONS AND INFLATION

     Foreign operations are subject to certain risks inherent to conducting business abroad, including price and currency exchange controls, fluctuation in the relative value of currencies and restrictive governmental actions. Changes in the relative value of currencies occur from time to time and may, in certain instances, have a material adverse effect on the Company's results of operations. The Company does not hedge foreign currency risks, and the effects of these risks are difficult to predict. The risks associated with foreign operations have not, to date, had a material adverse impact on the Company's results of operations and cash flows. There can, however, be no assurance that such risks will not have a material adverse impact on the Company's financial position, results of operations, and cash flows in the future. See Note 15 of Notes to Consolidated Financial Statements for geographical financial data concerning the Company's operations.

     The effects of inflation are experienced by the Company through increases in the cost of labor, services and raw materials. In general, these costs have been anticipated by periodic increases in the prices of its products. The Company does not believe, however, that inflation has had a material effect on the results of operations in the past. There can be no assurance that the Company's financial position, results of operations and cash flows will not be materially affected by inflation in the future.

     RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130, which requires companies to adopt its provisions for fiscal years beginning after December 15, 1997, establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Management does not believe the adoption of SFAS 130 will have a material effect on its consolidated financial statements.

     In June 1997, the FASB issued Financial Accounting Standards SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement requires companies to adopt its provisions for fiscal years beginning after December 15, 1997, requires publicly-held companies to report financial and other information about key revenue-producing segments of the Company for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. Management is currently evaluating the requirements of adopting SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.

FORWARD LOOKING STATEMENTS

     The preceding "Business" section and this "Management's Discussion and Analysis of Financial Conditions and Results of Operations" section contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company's reasonable judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position and cash flows to differ materially, including the following: the Company's belief that total photomask production in the United States and Europe will continue to expand in 1998; the Company's belief that outsourcing of photomask manufacturing will continue in the future; the Company's belief that European demand will continue to be strong going forward; the Company's potential expansion in certain international markets and any corresponding increase in manufacturing capacity; the Company's expectation that it will be able to finance such capital expenditures and, any other expansion, with existing funds and funds generated from operations and its available lines of credit; the Company's intention to expand its laser beam imaging capabilities by ordering and installing two ETEC Alta 3500 systems and several Mebes electron beam system upgrades and the belief that such systems will allow the Company to meet the requirements imposed by .25 micron photomask production; and the Company's intention to assess and modify its computer software systems to ensure that they are Year 2000 compliant; and the Company's belief that it anticipates selling, general and administrative costs as a percentage of net sales to remain consistent.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                              PAGE NO.
                                                              --------
Report of Independent Accountants...........................     15
  Financial Statements:
  Consolidated Balance Sheets at March 31, 1998 and 1997....     16
  For the years ended March 31, 1998, 1997, and 1996:
     Consolidated Statements of Operations..................     17
     Consolidated Statements of Shareholders' Equity........     18
     Consolidated Statements of Cash Flows..................     19
Notes to Consolidated Financial Statements..................     20
Supporting Consolidated Financial Statement Schedule Covered
  by the Foregoing Report of Independent Accountants:
Schedule II. Valuation and Qualifying Accounts..............     28

     Schedules other than those listed above have been omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or related notes.

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
Align-Rite International, Inc.

     We have audited the consolidated financial statements and the financial statement schedule of Align-Rite International, Inc. and subsidiaries (the "Company") listed in the index on page 14 of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.

Los Angeles, California
May 28, 1998

                                    PART II

                         ALIGN-RITE INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     AT MARCH 31,
                                                              --------------------------
                                                                 1998           1997
                                                              -----------    -----------
Current assets:
  Cash and cash equivalents.................................  $ 5,523,416    $ 6,733,730
  Accounts receivable, less allowance for doubtful accounts
     of $278,495 and $271,493 at March 31, 1998 and 1997,
     respectively...........................................    7,395,086      6,119,751
  Inventories...............................................    2,783,070      2,179,592
  Prepaid and other current assets..........................      212,395        803,379
  Deferred taxes............................................      622,219        430,404
                                                              -----------    -----------
          Total current assets..............................   16,536,186     16,266,856
Property and equipment, net.................................   33,574,694     22,089,072
Intangible, net.............................................      915,296             --
Other assets................................................      131,986        424,744
                                                              -----------    -----------
          Total assets......................................  $51,158,162    $38,780,672
                                                              ===========    ===========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable....................................  $ 5,571,569    $ 3,669,889
  Accrued expenses and other liabilities....................    2,927,039      1,542,971
  Taxes payable.............................................    1,401,983        327,355
                                                              -----------    -----------
          Total current liabilities.........................    9,900,591      5,540,215
Deferred taxes..............................................    2,792,938      1,397,732
Other liabilities...........................................      698,301        470,220
Commitments and contingencies (Note 8)

Shareholders' equity:
  Common stock -- $.01 par value Authorized -- 35,000,000
     shares; 4,463,980 and 4,415,788 shares issued and
     outstanding at March 31, 1998 and 1997, respectively...       44,640         44,158
  Additional paid-in-capital................................   18,589,170     18,286,640
  Retained earnings.........................................   18,794,209     12,693,708
  Foreign currency translation adjustment...................      338,313        347,999
                                                              -----------    -----------
          Total shareholders' equity........................   37,766,332     31,372,505
                                                              -----------    -----------
          Total liabilities and shareholders' equity........  $51,158,162    $38,780,672
                                                              ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         ALIGN-RITE INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            FOR THE YEARS ENDED MARCH 31,
                                                      -----------------------------------------
                                                         1998           1997           1996
                                                      -----------    -----------    -----------
Net sales...........................................  $46,721,054    $38,000,597    $33,289,982
Cost of sales.......................................   29,744,531     23,863,297     20,688,947
                                                      -----------    -----------    -----------
     Gross profit...................................   16,976,523     14,137,300     12,601,035
Selling, general and administrative expenses........    7,442,474      6,072,166      5,570,853
                                                      -----------    -----------    -----------
     Income from operations.........................    9,534,049      8,065,134      7,030,182
Interest expense....................................           --             --        113,126
Interest income.....................................     (121,776)      (308,531)      (458,322)
Other expense (income)..............................     (132,239)        (7,562)        20,426
                                                      -----------    -----------    -----------
     Income before provision for income taxes and
       minority interest............................    9,788,064      8,381,227      7,354,952
Income tax provision................................    3,687,563      3,056,440      2,219,088
Minority interest...................................           --             --        171,600
                                                      -----------    -----------    -----------
Net income..........................................  $ 6,100,501    $ 5,324,787    $ 4,964,264
                                                      ===========    ===========    ===========
Net income per common share.........................  $      1.37    $      1.21    $      1.46
                                                      ===========    ===========    ===========
Net income per common share -- assuming dilution....  $      1.25    $      1.11    $      1.12
                                                      ===========    ===========    ===========
Weighted average common shares outstanding..........    4,439,147      4,386,387      3,393,447
                                                      ===========    ===========    ===========
Weighted average common shares outstanding and
  dilutive shares...................................    4,865,176      4,798,753      4,446,188
                                                      ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         ALIGN-RITE INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                        SERIES A                SERIES B
                                     PREFERRED STOCK        PREFERRED STOCK          ORDINARY SHARES         COMMON STOCK
                                   -------------------   ----------------------   ---------------------   -------------------
                                    SHARES     AMOUNT      SHARES      AMOUNT       SHARES      AMOUNT     SHARES     AMOUNT
                                   --------   --------   ----------   ---------   ----------   --------   ---------   -------
Balance at March 31, 1995........   161,265   $ 23,568    1,014,077   $ 149,298    1,126,600   $ 16,407          --   $    --
  Shares issued in exchange for
    Preferred Stock and Ordinary
    Shares.......................  (161,265)   (23,568)  (1,014,077)   (149,298)  (1,126,600)   (16,407)  2,312,315    23,123
  Initial public offering, net...        --         --           --          --           --         --   1,300,000    13,000
  Warrants exercised.............        --         --           --          --           --         --     706,600    (7,066)
  Net income.....................        --         --           --          --           --         --          --        --
  Issuance of Common Stock upon
    exercise of stock options....        --         --           --          --           --         --      27,500       275
  Redemption of Mandatorily
    Redeemable Preferred Stock...        --         --           --          --           --         --          --        --
  Translation adjustments........        --         --           --          --           --         --          --        --
                                   --------   --------   ----------   ---------   ----------   --------   ---------   -------
Balance at March 31, 1996........        --         --           --          --           --         --   4,346,415    43,464
  Net income.....................        --         --           --          --           --         --          --        --
  Exercise of stock options......        --         --           --          --           --         --      64,257       643
  Issuance of Common Stock in
    connection with employee
    stock purchase plan
    purchases....................        --         --           --          --           --         --       5,116        51
  Compensation related to stock
    options granted..............        --         --           --          --           --         --          --        --
  Tax benefit resulting from
    exercise of options..........        --         --           --          --           --         --          --        --
  Translation adjustments........        --         --           --          --           --         --          --        --
                                   --------   --------   ----------   ---------   ----------   --------   ---------   -------
Balance at March 31, 1997........        --         --           --          --           --         --   4,415,788    44,158
  Net income.....................        --         --           --          --           --         --          --        --
  Exercise of stock options......        --         --           --          --           --         --      41,172       412
  Issuance of Common Stock in
    connection with employee
    stock plan purchases.........        --         --           --          --           --         --       7,020        70
  Compensation related to stock
    options granted..............        --         --           --          --           --         --          --        --
  Tax benefit resulting from
    exercise of options..........        --         --           --          --           --         --          --        --
  Translation adjustments........        --         --           --          --           --         --          --        --
                                   --------   --------   ----------   ---------   ----------   --------   ---------   -------
Balance at March 31, 1998........                                                                         4,463,980   $44,640
                                                                                                          =========   =======

                                                                 FOREIGN
                                   ADDITIONAL     RETAINED      CURRENCY         TOTAL
                                     PAID-IN      EARNINGS     TRANSLATION   SHAREHOLDERS'
                                     CAPITAL      (DEFICIT)    ADJUSTMENT       EQUITY
                                   -----------   -----------   -----------   -------------
Balance at March 31, 1995........  $ 3,285,122   $ 2,404,657    $ 97,608      $ 5,976,660
  Shares issued in exchange for
    Preferred Stock and Ordinary
    Shares.......................      166,150            --          --               --
  Initial public offering, net...   13,585,708            --          --       13,598,708
  Warrants exercised.............       (7,066)           --          --               --
  Net income.....................           --     4,964,264          --        4,964,264
  Issuance of Common Stock upon
    exercise of stock options....       39,183            --          --           39,458
  Redemption of Mandatorily
    Redeemable Preferred Stock...      759,818            --          --          759,818
  Translation adjustments........           --            --     (54,349)         (54,349)
                                   -----------   -----------    --------      -----------
Balance at March 31, 1996........   17,828,915     7,368,921      43,259       25,284,559
  Net income.....................           --     5,324,787          --        5,324,787
  Exercise of stock options......       83,578            --          --           84,221
  Issuance of Common Stock in
    connection with employee
    stock purchase plan
    purchases....................       47,784            --          --           47,835
  Compensation related to stock
    options granted..............      110,616            --          --          110,616
  Tax benefit resulting from
    exercise of options..........      215,747            --          --          215,747
  Translation adjustments........           --            --     304,740          304,740
                                   -----------   -----------    --------      -----------
Balance at March 31, 1997........   18,286,640    12,693,708     347,999       31,372,505
  Net income.....................           --     6,100,501          --        6,100,501
  Exercise of stock options......       82,745            --          --           83,157
  Issuance of Common Stock in
    connection with employee
    stock plan purchases.........       67,813            --          --           67,883
  Compensation related to stock
    options granted..............      110,616            --          --          110,616
  Tax benefit resulting from
    exercise of options..........       41,356            --          --           41,356
  Translation adjustments........           --            --      (9,686)          (9,686)
                                   -----------   -----------    --------      -----------
Balance at March 31, 1998........  $18,589,170   $18,794,209    $338,313      $37,766,332
                                   ===========   ===========    ========      ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         ALIGN-RITE INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              FOR THE YEARS ENDED MARCH 31,
                                                        -----------------------------------------
                                                            1998           1997          1996
                                                        ------------   ------------   -----------
Cash flows from operating activities:
  Net income..........................................  $  6,100,501   $  5,324,787   $ 4,964,264
  Adjustments to reconcile net income to net cash
     provided by operating activities:
  Depreciation and amortization.......................     4,280,554      2,773,946     1,700,519
  Deferred tax provision..............................     1,203,388        860,328       169,000
  Bad debt expense....................................         7,002             --        95,000
  Gain on sale of property and equipment..............            --         (9,543)      (51,515)
  Compensation related to stock options granted.......       110,616        110,616            --
  Minority interests..................................            --             --       171,600
Changes in assets and liabilities:
  Accounts receivable trade and other.................    (1,283,994)       (21,197)   (1,532,119)
  Inventories.........................................      (604,130)      (312,192)     (623,195)
  Prepaids and other assets...........................       883,354        (59,128)     (671,957)
  Trade accounts payable..............................     1,902,438        230,377      (533,277)
  Accrued expenses and other liabilities..............     2,689,525      1,197,086       (49,186)
                                                        ------------   ------------   -----------
          Net cash provided by operating activities...    15,289,254     10,095,080     3,639,134
                                                        ------------   ------------   -----------
Cash flows from investing activities:
  Purchase of property and equipment..................   (14,300,383)   (16,001,528)   (3,911,111)
  Payments for business acquisition, net of cash
     received.........................................    (2,467,000)            --            --
  Proceeds from the sale of property, and equipment...            --         12,000       106,503
                                                        ------------   ------------   -----------
  Net cash used in investing activities...............   (16,767,383)   (15,989,528)   (3,804,608)
                                                        ------------   ------------   -----------
Cash flows from financing activities:
  Net proceeds from initial public offering...........            --             --    13,598,708
  Principal payments on borrowings (notes)............            --             --    (1,668,530)
  Proceeds from stock options exercised...............        83,157         84,221        39,458
  Proceeds from sale of stock under employee stock
     purchase plan....................................        67,883         47,835            --
  Grant income received...............................       119,731             --            --
  Repayment of obligation under capital leases........            --             --    (1,949,957)
  Payment of preferred dividend by subsidiary.........            --             --      (171,600)
  Redemption of preferred stock.......................            --             --      (831,942)
                                                        ------------   ------------   -----------
          Net cash provided by financing activities...       270,771        132,056     9,016,137
                                                        ------------   ------------   -----------
Effect of exchange rate on cash.......................        (2,956)      (210,835)       (4,820)
                                                        ------------   ------------   -----------
Net increase (decrease) in cash.......................    (1,210,314)    (5,973,227)    8,845,841
Cash and cash equivalents, beginning of year..........     6,733,730     12,706,957     3,861,116
                                                        ------------   ------------   -----------
Cash and cash equivalents, end of year................  $  5,523,416   $  6,733,730   $12,706,957
                                                        ============   ============   ===========
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest..............................................  $         --   $         --   $   166,494
Income taxes..........................................  $  1,970,600   $  1,876,000   $ 2,120,655
Non-cash activities:
Tax benefit related to stock options..................  $     41,356   $    215,747            --

  The accompanying notes are an integral part of these consolidated financial statements.

                         ALIGN-RITE INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. BUSINESS AND BASIS OF CONSOLIDATION:

     The Consolidated Financial Statements include the accounts of Align-Rite International, Inc. ("ARII"), a California corporation, incorporated on April 27, 1995, and its wholly-owned subsidiaries, Align-Rite International Limited ("ARI"), Align-Rite Corporation ("ARC"), and Align-Rite Limited ("ARL"), Align-Rite B.V. ("ARBV") and Align-Rite GmbH ("ARGmbH"). ARII and its subsidiaries are collectively referred to as the "Company". All significant intercompany accounts and transactions have been eliminated.

     The principal activity of ARII, ARI and ARBV is that of holding companies into which their respective subsidiaries are consolidated. On July 21, 1995 ARII completed an initial public offering of Common Stock, as part of which all of the outstanding Ordinary Shares of ARI were exchanged for the Common Stock of ARII. The Company manufactures quality photomasks in the United States and Europe. Effective June 1, 1997, the Company's newly formed subsidiary, ARGmbH, completed its first business acquisition. The Company purchased the photomask business unit of Temic Telefunken Microelectronic GmbH ("Temic"), a division of Daimler-Benz, located in Heilbronn, and Germany. The acquisition was accounted for using the purchase method of accounting. The acquisition was not material to the financial position, results of operations or cash flows of the Company.

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

                         ALIGN-RITE INTERNATIONAL, INC.

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

  Intangible Assets

     Cash paid in excess of fair value of acquired company and certain costs related to the acquisition represent the value of intangible assets. Intangible assets are amortized on a straight-line basis over 15 years. The Company periodically reviews intangibles to assess recoverability. Impairment is recognized in operating results, if deemed permanent.

  Income Taxes

     The Company utilizes the liability method of accounting for income taxes. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

  Revenue Recognition

     The Company recognizes revenue when the title to goods passes to the customer, generally upon shipment. The Company provides an accrual for estimated volume discounts for certain customers at the time of shipment and adjusts this accrual as needed based upon actual results.

  Net Income Per Common Share

     Net Income per common share ("basic EPS") is computed by dividing net income available to common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. The computation of net income per common share -- assuming dilution ("diluted EPS") is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

  Accounting for Stock-Based Compensation

     The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and complies with the disclosure requirements of SFAS No. 123 "Accounting for Stock-Based Compensation." Under APB No. 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company's Common Stock and the grant price.

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

                         ALIGN-RITE INTERNATIONAL, INC.

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

  New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130, which requires companies to adopt its provisions for fiscal years beginning after December 15, 1997, establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Management does not believe the adoption of SFAS 130 will have a material effect on its consolidated financial statements.

     In June 1997, the FASB issued Financial Accounting Standard SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement requires companies to adopt its provisions for fiscal years beginning after December 15, 1997, requires publicly-held companies to report financial and other information about key revenue-producing segments of the Company for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. Management is currently evaluating the requirements of adopting SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.

 3. INVENTORIES:

     A summary of inventories, by component, at March 31, 1998 and 1997 follows:

                                                           1998         1997
                                                        ----------   ----------
Raw materials.........................................  $2,531,358   $1,989,565
Work-in-process.......................................     123,873       74,205
Supplies..............................................     127,839      115,822
                                                        ----------   ----------
                                                        $2,783,070   $2,179,592
                                                        ==========   ==========

                         ALIGN-RITE INTERNATIONAL, INC.

 4. PROPERTY AND EQUIPMENT:

     Property and equipment at March 31, 1998 and 1997 consists of the following:

                                                        1998           1997
                                                    ------------   ------------
Plant and machinery...............................  $ 49,678,066   $ 29,898,332
Leasehold improvements............................     1,453,590      1,166,445
Furniture and fixtures............................     4,038,457      3,216,630
                                                    ------------   ------------
                                                      55,170,113     34,281,407
Less, accumulated depreciation and amortization...   (22,235,256)   (17,839,752)
                                                    ------------   ------------
                                                      32,934,857     16,441,655
Construction in progress..........................       639,837      5,647,417
                                                    ------------   ------------
          Total...................................  $ 33,574,694   $ 22,089,072
                                                    ============   ============

     At March 31, 1998 and 1997, the Company had approximately $13,700,000 and $12,700,000, respectively, of fully depreciated assets still in use.

 5. INTANGIBLE ASSETS

     Intangibles at March 31,1998 consist of the following:

                                                              1998
                                                            --------
Cash paid in excess of fair value.........................  $682,187
Deferred acquisition costs................................   283,320
                                                            --------
                                                             965,507
Less, accumulated amortization............................   (50,211)
                                                            --------
Intangible assets, net....................................  $915,296
                                                            ========

 6. ACCRUED EXPENSES AND OTHER LIABILITIES:

     Accrued and other liabilities at March 31, 1998 and 1997 consists of the following:

                                                   1998         1997
                                                ----------   ----------
Volume discounts..............................  $  450,250   $  276,205
Bonuses.......................................     362,657      201,226
Vacation and payroll related costs............   1,068,987      399,922
Deferred revenue..............................     178,176      127,193
Audit and legal fees..........................     221,516      141,674
Sales tax payable.............................     116,903       91,627
Other.........................................     528,550      305,124
                                                ----------   ----------
                                                $2,927,039   $1,542,971
                                                ==========   ==========

 7. LONG-TERM DEBT:

     ARC maintains a line of credit agreement with a bank to obtain financing of up to $5,000,000 at a variable interest rate, equal to 1.5% above the bank's LIBOR rate, per annum, expiring on June 30, 1999, if not extended. The line of credit is guaranteed by ARII and ARI and has certain restrictions and requirements relating to, among other things: prohibition of dividend declarations or payments, prohibition of the repurchase of the Company's common stock, maintenance of properties and insurance, the maintenance of certain financial ratios, and the limitations on additional borrowings, additional loans, liens and encumbrances

                         ALIGN-RITE INTERNATIONAL, INC.

assumed, and the transfer of assets. Additionally, ARII maintains a line of credit agreement with a bank to obtain financing of up to $5,000,000 at a variable interest rate, equal to 1.5% above the bank's LIBOR rate, per annum, expiring on June 30, 1999, if not extended. The line of credit is guaranteed by ARC and ARI. This agreement contains similar restrictive covenants to those described in the ARC line of credit agreement above. There were no borrowings on these lines of credit at March 31, 1998.

     In June 1998, ARC's line of credit was amended to provide financing of up to $15,000,000. Borrowings under the facility bear interest at 1.25% above the banks LIBOR rate, per annum. This agreement expires on June 30, 1999, if not renewed, and contains similar restrictive covenants to these described in the ARC line of credit agreement above.

 8. INCOME TAXES:

     The components of the United States and foreign income before provision for income taxes and minority interest and the components of the provisions for income taxes are as follows:

                                                   FOR THE YEARS ENDED 31,
                                             ------------------------------------
                                                1998         1997         1996
                                             ----------   ----------   ----------
Income before provision for income taxes
  and minority interest:
     United States.........................  $5,231,768   $5,054,202   $4,929,552
     Foreign...............................   4,556,296    3,327,025    2,425,400
                                             ----------   ----------   ----------
          Total............................  $9,788,064   $8,381,227   $7,354,952
                                             ==========   ==========   ==========
Provision for income taxes:
  Current
     Federal...............................  $  881,122   $1,467,145   $1,576,009
     State.................................       1,600        1,600      457,000
     Foreign...............................   1,601,453      727,367       17,079
                                             ----------   ----------   ----------
                                              2,484,175    2,196,112    2,050,088
  Deferred
     Federal...............................     972,350      724,177     (103,000)
     State.................................     (30,704)    (152,593)      25,000
     Foreign...............................     261,742      288,744      247,000
                                             ----------   ----------   ----------
                                              1,203,388      860,328      169,000
                                             ----------   ----------   ----------
          Total............................  $3,687,563   $3,056,440   $2,219,088

     The difference between the Company's effective income tax rate and the United States federal statutory rate are as follows:

                                                       FOR THE YEARS ENDED
                                                            MARCH 31,
                                                     ------------------------
                                                     1998      1997      1996
                                                     ----      ----      ----
Federal statutory rate.............................  34.0%     34.0%     34.0%
State taxes, net of federal benefit................  (0.2)       --       4.3
Change in deferred tax valuation allowance.........    --        --      (6.2)
Other..............................................   3.9       2.5      (1.9)
                                                     ----      ----      ----
          Total....................................  37.7%     36.5%     30.2%
                                                     ====      ====      ====

                         ALIGN-RITE INTERNATIONAL, INC.

     The components of temporary differences which give rise to the Company's net deferred taxes at March 31, 1998 and 1997 are as follows:

                                                         1998          1997
                                                      -----------   -----------
Deferred tax assets:
State tax credits...................................  $   426,991   $   200,000
Net operating losses................................       29,372        95,000
Other...............................................      769,645       583,870
                                                      -----------   -----------
                                                        1,226,008       878,870
Valuation allowance.................................      (29,372)      (26,000)
                                                      -----------   -----------
Deferred tax assets.................................    1,196,636       852,870
Deferred tax liabilities:
Depreciation and amortization.......................   (3,306,394)   (1,597,000)
Other...............................................      (60,961)     (223,198)
                                                      -----------   -----------
Deferred tax liabilities............................   (3,367,355)   (1,820,198)
                                                      -----------   -----------
Net deferred taxes..................................  $(2,170,719)  $  (967,328)
                                                      ===========   ===========

     A valuation allowance of $29,372 and $26,000 was provided at March 31, 1998 and 1997, respectively, based primarily on carryforward amounts which may not be utilized by the foreign entity relating to capital leases and net operating loss carryforwards.

     For State Franchise Tax purposes in 1998 and 1997, the Company generated excess California prior year manufacturers' investment credits of approximately $430,000 and $200,000, respectively; these credits begin expiring in 2005.

     At March 31, 1998 and 1997, the Company had approximately $95,000 and $290,000, respectively, of foreign operating loss carryforwards with no expiration date.

 9. COMMITMENTS AND CONTINGENCIES:

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

     Future minimum lease payments related to noncancelable operating leases at March 31, 1998 are summarized below:

                                                   OPERATING
                                                     LEASES
                                                   ----------
Years Ending March 31,
  1999...........................................  $  914,550
  2000...........................................     904,536
  2001...........................................     730,207
  2002...........................................     609,695
  2003...........................................     615,335
  Thereafter.....................................   1,566,217
                                                   ----------
                                                   $5,340,540
                                                   ==========

     Rent expense for the years ended March 31, 1998, 1997 and 1996 was $847,254, $489,991 and $535,759, respectively.

                         ALIGN-RITE INTERNATIONAL, INC.

10. NET INCOME PER COMMON SHARE:

     In 1998, the Company adopted SFAS No. 128, "Earnings Per Share." This statement requires dual presentation of newly defined basic and diluted earnings per share ("EPS") on the face of the income statement for all entities with complex capital structures. The following table provides a reconciliation of the numerator and denominators of the basic and diluted per-share computations for the years ended March 31, 1996, 1997 and 1998:

                                            INCOME          SHARES        PER SHARE
                                          (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                          -----------    -------------    ---------
Year Ended March 31, 1996:
  Basic EPS.............................  $4,964,264       3,393,447        $1.46
  Effect of dilutive securities:........          --
     Stock options......................                     500,807
     Preferred stock....................                     345,843
     Warrants...........................                     206,091
                                          ----------       ---------
Diluted EPS.............................  $4,964,264       4,446,188        $1.12
Year Ended March 31, 1997:
  Basic EPS.............................  $5,324,787       4,386,387        $1.21
  Effect of dilutive securities:........          --         412,366
     Stock options......................
                                          ----------       ---------
  Diluted EPS...........................  $5,324,787       4,798,753        $1.11
Year Ended December 31, 1998:
  Basic EPS.............................  $6,100,501       4,439,147        $1.37
  Effect of dilutive securities:........          --         426,029
     Stock options......................
                                          ----------       ---------
  Diluted EPS...........................  $6,100,501       4,865,176        $1.25

11. RETIREMENT PLANS:

     Effective October 1, 1994, ARC established a qualified 401(k) Profit Sharing Plan (the "Plan") available to all employees who meet the Plan's eligibility requirements. Employees can elect to contribute from 1% to 15% of their earnings to the Plan. This Plan, which is a defined contribution plan, provides that ARC will, at its discretion, make contributions to the Plan on a periodic basis. Additionally, the employer will match 25% of the first 6% of the employees contribution, which amounts vest over five years. Terminations and forfeitures from the Plan are used to reduce the employer's contribution. ARC made contributions to the Plan of $68,380, $48,241 and $45,115 in 1998, 1997, and 1996.

     In the United Kingdom, two defined contribution plans exist: the Standard Life Pension Scheme and the Standard Life Executive Pension Scheme (the "Plans"). The Plans are Inland Revenue approved plans. ARL contributes a mandatory 4% of the employees current salary for all member employees and contributes a mandatory 8% for one employee in regards to the Executive Scheme. Membership in the Plans is subject to a qualifying period to be specified for each individual. Employer contributions to the Plans in 1998, 1997 and 1996 were $66,438, $22,423 and $18,554, respectively.

12. EMPLOYEE STOCK PURCHASE PLAN

     During fiscal year 1996, the Company adopted an Employee Stock Purchase Plan which enables substantially all employees to purchase shares of Common Stock on annual offering dates at a purchase price of 85% of the fair market value of the shares on the grant date or, if lower, 85% of the fair market value of the shares on the exercise date. A maximum of 75,000 shares are authorized for subscription, of which 7,020 and 5,116 were purchased in the fourth quarter of 1998 and 1997, at an average price per share of $9.67 and $9.35, respectively.

                         ALIGN-RITE INTERNATIONAL, INC.

13. STOCK OPTION PLANS:

     ARI adopted an Employee Share Option Scheme in 1987 (the "1987 Plan"), in which share options were granted to executives and key employees to purchase ARI's Ordinary Shares. After giving effect to the Company's initial public offering, 354,625 options were outstanding and exercisable. As of March 31, 1998, the Company had 226,340 shares outstanding under this scheme. Upon exercise these shares are exchangeable on a one for one basis with the Common Stock of the Company. No future grants of options under the 1987 Plan will be made. Options granted prior to August 31, 1994 expire ten years from the date of grant. Options granted subsequent to August 31, 1994 expire five years from the date of grant. Options automatically expire thirty days after termination of employment.

     In April 1995, the Company and its shareholders adopted a Stock Option Plan (the "1995 Plan"). Under the 1995 Plan awards of any combination of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights and performance shares may be granted to executives and key employees to purchase 415,000 shares of the Company's Common Stock.

     Incentive stock options shall be no less than 100% of the fair market value of the Company's Common Stock on the date of grant (110% if granted to an employee who owns 10% or more of the Common Stock). No incentive stock option may be granted to anyone other than a full-time employee of the Company. Options expire ten years after the date of grant and options automatically expire ninety days after termination of employment.

     A summary of the status of the Company's stock options as of March 31, 1998 and 1997, and the changes during the years ended on those dates, are presented below:

                                                              1998                    1997
                                                      --------------------    --------------------
                                                                 WEIGHTED                WEIGHTED
                                                      NUMBER      AVERAGE     NUMBER      AVERAGE
                                                        OF       PRICE PER      OF       PRICE PER
                                                      SHARES       SHARE      SHARES       SHARE
                                                      -------    ---------    -------    ---------
Balance, beginning..................................  547,762     $ 2.83      596,521     $ 2.43
Options granted.....................................   58,500     $15.56       18,500     $11.30
Options canceled....................................   (1,015)    $ 2.20       (3,002)    $ 8.25
Options exercised...................................  (41,172)    $ 2.06      (64,257)    $ 1.31
                                                      -------                 -------
Balance, end........................................  564,075     $ 4.21      547,762     $ 2.83
                                                      =======                 =======
Options exercisable at year-end.....................  417,307     $ 2.97      414,652     $ 2.11
                                                      =======                 =======
Options available for grant.........................   72,586         --      129,271         --
                                                      =======                 =======
Weighted average fair value of options granted
  during the year...................................              $ 9.02                  $ 4.32
                                                                  ======                  ======

     The following table summarizes information about stock options outstanding at March 31, 1998:

                                                            OUTSTANDING
                                                  --------------------------------      EXERCISABLE
                                                             WEIGHTED                ------------------
                                                              AVERAGE     WEIGHTED             WEIGHTED
                                                             REMAINING    AVERAGE              AVERAGE
                                                            CONTRACTUAL   EXERCISE             EXERCISE
              EXERCISE PRICE RANGE                SHARES       LIFE        PRICE     SHARES     PRICE
              --------------------                -------   -----------   --------   -------   --------
0 - $5.00.......................................  452,736       4.5        $ 2.10    363,619    $ 1.80
$5.01 to $10.00.................................   29,839       8.0        $ 8.31     28,839    $ 8.27
$10.01 to $15.00................................   35,500       8.5        $12.10     14,175    $12.09
$15.01 to $20.00................................   46,000       9.4        $16.25     10,674    $16.25
                                                  -------                            -------
                                                  564,075       5.4        $ 4.21    417,307    $ 2.97
                                                  =======                            =======

                         ALIGN-RITE INTERNATIONAL, INC.

     The fair value of options granted during 1998 and 1997 is estimated $323,067 and $195,966, respectively, on the dates of grants using the Black-Scholes option-pricing model with the following assumptions: (i) divided yield of 0%, (ii) expected volatility of 61% and 40% for 1998 and 1997 respectively, (iii) weighted average risk-free interest rates ranging from 6.1% to 6.6% and 6.5% for 1998 and 1997 respectively, (iv) weighted average expected life of 5.0 years for 1998 and 1997, and (v) assumed forfeiture rate of 1% for 1998 and 1997.

     The Company applies APB No. 25 in accounting for its stock options granted to employees. Accordingly, no compensation expense has been recognized for the Company's stock-based compensation plans. Had compensation costs for the Company's stock option and purchase plans been determined based upon the methodology prescribed under SFAS No. 123, the Company's net income and earnings per share would approximate the pro forma amounts below:

                                                                     UNAUDITED
                                                      AS REPORTED    PRO FORMA
                                                      -----------    ----------
Year Ended March 31, 1998
  Net income........................................  $6,100,501     $5,636,065
  Net income per common share.......................        1.37           1.27
  Net income per common share -- assuming
     dilution.......................................        1.25           1.16
Year Ended March 31, 1997
  Net income........................................  $5,324,787     $5,128,821
  Net income per common share.......................        1.21           1.17
  Net income per common share -- assuming
     dilution.......................................        1.11           1.07

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

     Options granted in connection with the 1987 Plan and 1995 Plan were at exercise prices denominated in British pounds and U.S. dollars, respectively. The price per share for options issued prior to April 1, 1995, in terms of U.S. dollars, using the March 31, 1997 exchange rate, ranged from $.82 to $2.82.

     On July 25, 1995, the Company granted 111,396 options at an exercise price of $3.32 per share to the Chairman and Chief Executive Officer which vest at a rate of 10% per year except the last installment which vests 60 days prior to the tenth anniversary of the grant. Additionally any unvested options will automatically vest in the event of death, disability, termination without cause, or if a change-in-control occurs. The difference between the option price and the fair market value of the Common Stock at the date of grant of $1,106,160 will be charged to operations at a rate of 10% per year.

     The Company has reserved 636,661 shares of Common Stock for issuance upon the exercise of options.

14. MINORITY INTERESTS:

     On March 24, 1992, ARL issued 800,000 Redeemable Preferred Shares (the "Preferred Shares") with a nominal value of L1 each ($1.73 at March 24, 1992) in satisfaction of debt owed by ARL to Mid-Glamorgan Enterprises.

     For the years ended March 31, 1996, the subsidiary recorded deemed preferred dividends of L109,831 ($171,600), which have been reflected in the Statements of Operations as minority interest. On March 27, 1996 the Preferred Shares were redeemed for L545,000 ($831,942) resulting in an increase in additional paid-in-capital totaling $759,818 which represents the difference between the recorded value of the Preferred Shares and the redemption price.

                         ALIGN-RITE INTERNATIONAL, INC.

15. CONCENTRATION OF CREDIT RISK:

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

     The Company's customers are concentrated in the United States and Europe, primarily within the high technology industry. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information and, to date, such losses have been within management's expectations. During the years ended March 31, 1998, 1997 and 1996, net sales, as a percentage of consolidated net sales, of its largest customers is as follows:

                                      1998                         1997                         1996
                           --------------------------   --------------------------   --------------------------
                                        PERCENTAGE OF                PERCENTAGE OF                PERCENTAGE OF
                             AMOUNT       NET SALES       AMOUNT       NET SALES       AMOUNT       NET SALES
                           ----------   -------------   ----------   -------------   ----------   -------------
Customer A...............  $4,159,612        8.9%       $5,253,000       13.8%       $4,175,000       12.5%
Customer B...............   3,748,399        8.0%        2,458,000        6.5%        3,044,000        9.1%
Customer C...............   3,650,696        7.8%        2,382,000        6.3%        3,377,000       10.1%
                                            ----                         ----                         ----
                                            24.7%                        26.6%                        31.7%
                                            ====                         ====                         ====

16. GEOGRAPHICAL DATA:

     The following tables set forth the amount of net sales, income before provision for income taxes and minority interest and identifiable assets by geographical area for 1998, 1997 and 1996.

                                         1998           1997           1996
                                      -----------    -----------    -----------
Net sales:
  United States.....................  $27,467,497    $25,868,264    $22,874,860
  Europe(1).........................   19,253,557     12,132,333     10,415,122
                                      -----------    -----------    -----------
          Total.....................  $46,721,054    $38,000,597    $33,289,982
                                      ===========    ===========    ===========
Income before provision for income
  taxes and minority interest:
  United States.....................  $ 4,480,623    $ 4,796,603    $ 4,487,129
  Europe............................    4,983,031      3,276,093      2,522,627
                                      -----------    -----------    -----------
                                        9,684,164      8,072,696      7,009,756
                                      -----------    -----------    -----------
Interest income (expense), net......      103,900        308,531        345,196
                                      -----------    -----------    -----------
          Total.....................  $ 9,788,064    $ 8,381,227    $ 7,354,952
                                      ===========    ===========    ===========
Identifiable assets:
  United States.....................  $28,697,454    $24,867,768    $23,095,001
  Europe............................   22,460,708     13,912,904      7,326,591
                                      -----------    -----------    -----------
          Total.....................  $51,128,162    $38,780,672    $30,421,592
                                      ===========    ===========    ===========

17. SUBSEQUENT EVENT

     On May 26, 1998, the Company entered into an agreement with a vendor to acquire two Alta 3500 systems and several MEBES electron beam upgrades. The aggregate cost of the equipment is approximately $25 million. The Company plans to install the two Alta 3500 systems and related upgrades in its facilities in Europe and the United States in summer 1998 and early calendar 1999, respectively.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                               BALANCE AT     CHARGED    CREDITED TO   DEDUCTIONS   BALANCE AT
                                              BEGINNING OF   COSTS AND      OTHER         FROM        END OF
                                                 PERIOD      EXPENSES     ACCOUNTS      RESERVES      PERIOD
                                              ------------   ---------   -----------   ----------   ----------
Year ended March 31, 1998
Allowance for doubtful receivables..........    $271,493      $ 7,002           --            --     $278,495
Deferred tax asset valuation allowance......    $ 26,000      $ 3,372           --            --     $ 29,372
Year ended March 31, 1997
Allowance for doubtful receivables..........    $152,633           --     $118,860            --     $271,493
Deferred tax asset valuation allowance......    $ 26,000           --           --            --     $ 26,000
Year ended March 31, 1996
Allowance for doubtful receivables..........    $ 58,105      $94,528           --            --     $152,633
Deferred tax asset valuation allowance......    $481,000           --           --      $455,000     $ 26,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required under this Item is incorporated by reference from the Company's definitive Proxy Statement to be filed in connection with the Company's 1998 annual meeting of shareholders. Reference is made to that portion of the Proxy Statement entitled "Election of Directors." In addition, information regarding executive officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION AND RELATED MATTERS

     Information required under this Item is incorporated by reference from the Company's definitive Proxy Statement to be filed in connection with the Company's 1998 annual meeting of shareholders. Reference is made to that portion of the Proxy Statement entitled "Executive Compensation and Other Information."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required under this Item is incorporated by reference from the Company's definitive Proxy Statement to be filed in connection with the Company's 1998 annual meeting of shareholders. Reference is made to that portion of the Proxy Statement entitled "Security Ownership of Principal Shareholders and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required under this Item is incorporated by reference from the Company's definitive Proxy Statement to be filed in connection with the Company's 1998 annual meeting of shareholders. Reference is made to that portion of the Proxy Statement entitled "Executive Compensation and Other Information" and "Certain Transactions."

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

 3. EXHIBITS

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
 3.1       Articles of Incorporation of the Company, previously filed as Exhibit 3.1 to Registration Statement No. 33-91978, on
           Form S-1, which is incorporated herein by reference.
 3.2       Form of Amended and Restated Articles of Incorporation of
           the Company filed as Exhibit 3.2 to Registration Statement
           No. 33-91978, on Form S-1, which is incorporated herein by reference.
 3.3       Bylaws of the Company filed as Exhibit 3.3 to Registration
           Statement No. 33-91978, on Form S-1, which is incorporated herein by reference.
10.1       Forms of Indemnity Agreement between the Company and each of its executive officers and directors filed as Exhibit 10.1 to Registration Statement No. 33-91978, on Form S-1, which is incorporated herein by reference.
10.2       Align-Rite International, Inc. Stock Option Plan filed as
           Exhibit 10.2 to Registration Statement No. 33-91978, on Form
           S-1, which is incorporated herein by reference.
10.3       Letter of Advice of Borrowing Terms dated April 20, 1995,
           between National Westminster Bank and ARL, Letter of Credit dated September 15, 1994 between National Westminster Bank and ARL and Mortgage Debenture dated February 10, 1992
           between National Westminster Bank and ARL filed as Exhibit
           10.4 to Registration Statement No. 33-91978, on Form S-1,
           which is incorporated herein by reference.
10.4       Lease dated January 18, 1980 between Walton Emmick and Form of Lease between ARC and Denise McLaughlan, Sharyn Schrick, and Sandra Bowman, for ARC's corporate headquarters located at 2428 Ontario Street, Burbank, California filed as Exhibit
           10.5 to Registration Statement No. 33-91978 on Form S-1,
           which is incorporated herein by reference.
10.5       Lease dated April 12, 1995 between Shire Family Trusts and
           ARC, for part of ARC's corporate headquarters located at
           2504 Ontario Street, Burbank, California filed as Exhibit
           10.6 to Registration Statement No. 33-91978 on Form S-1,
           which is incorporated herein by reference.
10.6       Agreement dated May 30, 1984 between MGC and ARL under Lease dated May 30, 1984 between MGC and ARL and Agreement
           relating to the Leasehold Property dated March 24, 1992, for headquarters located at 1 Technology Drive, Bridgend, Wales,
           U.K. filed as Exhibit 10.7 to Registration Statement No.
           33-91978 on Form S-1, which is incorporated herein by
           reference.
10.7       Master Equipment Sub-Lease Agreement dated May 30, 1984
           between MGC and ARL, Agreement dated March 24, 1992 between
           MGC, ARL and ARI and Lease Payment Restructuring Agreement
           dated January 27, 1994 between MGC, ARL and ARI filed as
           Exhibit 10.8 to Registration Statement No. 33-91978 on Form
           S-1, which is incorporated herein by reference.

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
10.8       Shareholders Agreement dated May 30, 1984 between MGC, the several persons listed on Schedule 1 attached thereto and
           ARC and Supplemental Shareholders Agreement dated March 26,
           1986 between MGC and ARI filed as Exhibit 10.9 to
           Registration Statement No. 33-91978 on Form S-1, which is
           incorporated herein by reference.
10.9       Form of Debenture dated March 16, 1988 between ARI and each of WGTC Nominees Limited, Prutec Limited, F&C Enterprise
           Trust PLC, H&Q Ventures IV, H&Q Ventures International IV
           and Hamquist (the "Loan Parties"), and Form of Deed of
           Amendment dated December 24, 1990 between ARI and each of
           the Loan Parties, with a Schedule attached hereto listing
           debenture amounts for each of the Loan Parties filed as
           Exhibit 10.10 to Registration Statement No. 33-91978 on Form
           S-1, which is incorporated herein by reference.
10.10      Letters dated October 12, 1993 and October 18, 1994 from the
           Secretary of State for Wales ("Wales") to ARL for Grants to
           ARL, Notification Letter dated April 21, 1995 from Coopers &
           Lybrand L.L.P. to Wales and Consent Letter dated April 24,
           1995 from Wales to ARL filed as Exhibit 10.11 to
           Registration Statement No. 33-91978 on Form S-1, which is
           incorporated herein by reference.
10.11      Employment Agreement dated March 31, 1995 between James L.
           MacDonald and the Company filed as Exhibit 10.12 to
           Registration Statement No. 33-91978 on Form S-1, which is
           incorporated herein by reference.
10.12      Employment Agreement dated March 31, 1995 between Jeffery R.
           Lee and the Company filed as Exhibit 10.13 to Registration
           Statement No. 33-91978 on Form S-1, which is incorporated
           herein by reference.
10.13      The Rules and Ancillary Documentation for Align-Rite
           International, Plc Employee Share Option Scheme, as amended, filed as Exhibit 10.14 to Registration Statement No.
           33-91978, on Form S-1, which is incorporated herein by
           reference.
10.14      Strategic Relationship Agreement, dated April 1, 1993, among
           Harris and ARI, ARC and ARL filed as Exhibit 10.15 to
           Registration Statement No. 33-91978, on Form S-1, which is incorporated herein by reference.
10.15      ETEC Core System Purchase Agreement between Etec Systems,
           Inc. and filed as Exhibit 10.16 to Registration Statement
           No. 33-91978, on Form S-1, which is incorporated herein by reference.
10.16      Align-Rite International, Inc. Employee Stock Purchase Plan
           filed as Exhibit 10.1 to Registration Statement No. 33-00232 on Form S-8, which is incorporated herein by reference.
10.17      1998 Credit Agreement -- Align-Rite Corporation.
10.18      Amendment of Commercial Credit Agreement -- Align-Rite
           International.
21         Subsidiaries of the Registrant.
23         Consent of Coopers & Lybrand L.L.P.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ALIGN-RITE INTERNATIONAL, INC.

Date: June 29, 1998                       By     /s/ JAMES L. MACDONALD
                                            ------------------------------------
                                                     James L. MacDonald
                                              Chairman of the Board, President
                                                and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            /s/                                                   Date: June 29, 1998
------------------------------------------------
               James L. MacDonald
      Chairman of the Board, President and
            Chief Executive Officer

              /s/                                                 Date: June 29, 1998
------------------------------------------------
               Petar N. Katurich
Vice President Finance, Chief Financial Officer,
             Secretary and Director

                /s/                                               Date: June 29, 1998
------------------------------------------------
                  George Wells
                    Director

                /s/                                               Date: June 29, 1998
------------------------------------------------
                 William Elder
                    Director