Form 10-Q
period 1998-06-30
ALIGN RITE INTERNATIONAL INC
filed 1998-08-14
CIK 945122

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________TO ____________ .

                         COMMISSION FILE NUMBER 0-26240

                         ALIGN-RITE INTERNATIONAL, INC
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

                    Class                               Outstanding at July 15, 1998
         Common Stock, $.01 par value                         4,482,947 Shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         ALIGN-RITE INTERNATIONAL, INC.

                                     INDEX

                                                                        PAGE
                                                                        ----
                       PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements (unaudited)
          Consolidated Balance Sheets at June 30, 1998 and March 31,
            1998......................................................    3
          Consolidated Statements of Operations for the Three Months
            ended June 30, 1998 and 1997..............................    4
          Consolidated Statements of Comprehensive Income for the
            Three Months ended
            June 30, 1998 and 1997....................................    5
          Consolidated Statements of Cash Flows for the Three Months
            ended June 30, 1998 and 1997..............................    6
          Notes to Consolidated Financial Statements..................    7
          Management's Discussion and Analysis of Results of
Item 2.     Operations and Financial Condition........................    7
                       PART II. FINANCIAL INFORMATION
Item 6.   Exhibits and Reports on Form 8-K............................   11
          Signatures..................................................   12
          Statement Regarding Computation of Earnings Per Share.......   13

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         ALIGN-RITE INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (000'S OMITTED)

                                     ASSETS

                                                              AT JUNE 30,    AT MARCH 31,
                                                                 1998            1998
                                                              -----------    ------------
                                                              (UNAUDITED)     (AUDITED)
Current assets:
  Cash and cash equivalents.................................    $ 3,859        $ 5,523
  Accounts receivable, net..................................      7,960          7,395
  Inventories, primarily raw materials......................      2,806          2,783
  Prepaid and other current assets..........................        813            835
                                                                -------        -------
          Total current assets..............................     15,438         16,536
  Property and equipment, net...............................     38,785         33,575
  Other assets..............................................        908          1,047
                                                                -------        -------
          Total assets......................................    $55,131        $51,158
                                                                =======        =======

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable....................................    $ 7,764        $ 5,572
  Accrued expenses and other................................      2,506          2,927
  Taxes payable.............................................      1,763          1,402
                                                                -------        -------
          Total current liabilities.........................     12,033          9,901
  Deferred taxes............................................      2,792          2,792
  Other liabilities.........................................        683            699
Shareholders' equity:
Common stock:
  Authorized -- 35,000 shares $.01 par value;
     Issued -- 4,482 and 4,463 shares, respectively.........         45             45
  Additional paid-in capital................................     18,635         18,589
  Retained earnings.........................................     20,580         18,794
  Accumulated other comprehensive income....................        363            338
                                                                -------        -------
          Total shareholders' equity........................     39,623         37,766
                                                                -------        -------
          Total liabilities and shareholders' equity........    $55,131        $51,158
                                                                =======        =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         ALIGN-RITE INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED JUNE 30,
              (UNAUDITED -- 000'S OMITTED, EXCEPT PER SHARE DATA)

                                                               1998       1997
                                                              -------    -------
Net sales...................................................  $13,690    $10,616
Cost of sales...............................................    8,552      6,486
                                                              -------    -------
     Gross profit...........................................    5,138      4,130
Selling, general and administrative.........................    2,102      1,694
Research and development....................................      202        112
                                                              -------    -------
     Income from operations.................................    2,834      2,324
Interest income.............................................       36         16
                                                              -------    -------
Income before provison for income taxes.....................    2,870      2,340
Provison for income taxes...................................    1,085        892
                                                              -------    -------
     Net income.............................................  $ 1,785    $ 1,448
                                                              =======    =======
Per share information:
  Basic earnings per share..................................      .40        .33
  Shares used in per share computation......................    4,468      4,422

  Diluted earnings per share................................      .36        .33
  Shares used in per share computation......................    4,893      4,841

  The accompanying notes are an integral part of these consolidated financial statements.

                         ALIGN-RITE INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                      FOR THE THREE MONTHS ENDED JUNE 30,
                          (UNAUDITED -- 000'S OMITTED)

                                                               1998      1997
                                                              ------    ------
Net income..................................................  $1,785    $1,448
Other comprehensive income:
  Foreign currency translation adjustments..................      25        (5)
                                                              ------    ------
Comprehensive income........................................  $1,810    $1,443
                                                              ======    ======

  The accompanying notes are an integral part of these consolidated financial statements.

                         ALIGN-RITE INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED JUNE 30,
                          (UNAUDITED -- 000'S OMITTED)

                                                               1998       1997
                                                              -------    -------
Cash flows from operating activities:
  Net income................................................  $ 1,785    $ 1,448
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................    1,368        887
     Bad debt expense.......................................       --         31
     Compensation related to stock options granted..........       27         27
Changes in assets and liabilities:
  Accounts receivable, net..................................     (560)      (694)
  Inventories...............................................      (21)       (63)
  Prepaids and other assets.................................      104        500
  Trade accounts payable....................................    2,202        828
  Accrued expenses and other liabilities....................      (83)     1,027
                                                              -------    -------
     Net cash provided by operating activities..............    4,822      3,991
                                                              -------    -------
Cash flows from investing activities:
  Purchase of property and equipment........................   (6,503)    (2,585)
  Payments for business acquisition, net of cash received...       --     (2,467)
                                                              -------    -------
     Net cash used in investing activities..................   (6,503)    (5,052)
Cash flows from financing activities:
  Stock options exercised...................................        9         17
                                                              -------    -------
     Net cash provided by financing activities..............        9         17
                                                              -------    -------
Effect of exchange rate on cash.............................        8          6
Net decrease in cash........................................   (1,664)    (1,038)
                                                              -------    -------
Cash and cash equivalents, beginning of year................    5,523      6,734
                                                              -------    -------
Cash and cash equivalents, end of year......................  $ 3,859    $ 5,696
                                                              =======    =======
Supplemental disclosure of cash flow information:
  Cash paid during the three months ended June 30 for:
     Income taxes...........................................  $   275    $     0

  The accompanying notes are an integral part of these consolidated financial statements.

                         ALIGN-RITE INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1998
                                  (UNAUDITED)

ITEM 1. BUSINESS AND BASIS OF CONSOLIDATION

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the accompanying consolidated balance sheets and related interim consolidated statements of operations and cash flows include all adjustments (consisting only of normal recurring items) considered necessary for their fair presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. The consolidated results of operations for the period ended June 30, 1998 are not necessarily indicative of results to be expected for the year ended March 31, 1999. The information included in this Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of March 31, 1998 and 1997 and for the three years in the period ended March 31, 1998 as filed on Form 10-K.

     Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," and accordingly has included a separate statement of comprehensive income following the Company's Consolidated Statements of Operations. Comprehensive income generally represents all changes in shareholders' equity during the period except those resulting from investments by, or distributions to, shareholders. The balance of accumulated other comprehensive income at June 30, 1998 and March 31, 1998 consists of accumulated foreign currency translation adjustments.

     The principal activity of ARII, ARI and ARBV is that of holding companies into which their respective subsidiaries are consolidated. ARC, ARL and ARGMBH manufacture and market quality photomasks in the United States and Europe. Photomasks, which are precision photographic quartz or glass plates, contain microscopic images of integrated circuits. These are used primarily by semiconductor manufacturers as master images to transfer circuit patterns onto silicon wafers during the fabrication of integrated circuits.

     The Company maintains a policy and practice of restricting ARC from paying dividends or making certain other distributions in order to minimize tax consequences resulting from its current corporate structure.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Net sales for the three months ended June 30, 1998, increased 29% to $13,690,000, compared with $10,616,000 in the same period in the prior fiscal year. The increase in net sales is attributable to increased unit demand for photomasks from the Company's customers and the Company's acquisition in June 1997 of the photomask business unit of Temic. Additionally, the increase resulted from an overall increase in unit volume from each manufacturing site in Europe and the United States (U.S.). European net sales for the three months ended June 30, 1998 increased 59% to $6,187,000, compared with $3,893,000 in the same period in the prior year. United States net sales for the three months ended June 30, 1998 increased to $7,502,000, compared with $6,723,000 in the same period of the prior fiscal year.

     Gross profit as a percentage of net sales for the three months ended June 30, 1998 decreased to 37.5%, compared to 38.9% in the same period in the prior year. The decrease in gross profit as a percentage of net sales for the three months ended June 30, 1998 is primarily attributable to an increase in depreciation expense due to recent installations of equipment and the acquisition of the photomask business unit of Temic, which increased the Company's asset base. Depreciation expense for the three months ended June 30, 1998 increased 54% to $1,368,000, compared to $887,000 in the prior fiscal year. As the Company continues to invest in capital equipment to keep pace with increased demand, the Company anticipates that its gross profit will fluctuate slightly based on the timing of equipment purchases and related increases in depreciation expense.

     Selling, general and administrative expenses include salaries of sales personnel, marketing expense, general and administrative expense and product distribution expense. Selling, general and administration expenses for the three months ended June 30, 1998 increased 24% to $2,102,000, compared with $1,694,000, in the prior fiscal year. Selling general and administrative expenses as a percentage of net sales decreased to 15.4%, compared with 16.0% in the same period in the prior year. The overall increase in selling, general and administrative expenses is attributable to higher sales levels and the Company's purchase of the photomask business unit of Temic, which has a ratio of selling, general and administrative expenses to net sales comparable to that of the Company. The Company believes selling, general and administrative, as a percentage of sales will remain consistent between 15% - 16%.

     Research and development ("R&D") expense is comprised primarily of personnel costs, material consumption, depreciation and engineering costs. The Company spent $202,000 for the three months ended June 30, 1998, compared to $112,000 in the related prior period. The Company believes it will continue to spend between 1% - 2% of sales on R&D related projects. The Company anticipates that R&D expense will continue to increase in absolute terms in the future reflecting its strategy of advancing their technology.

     Interest income for the three months ended June 30, 1998 increased compared to the same period in the prior year due to the maintenance of cash balances in U.S. dollars earning higher interest than in previous years when the Company held more money in Yen, which earned the Company significantly less interest income.

     For the three months ended June 30, 1998 and 1997, the Company provided for Federal and State income taxes at an estimated combined effective rate of approximately 38 percent. This is in-line with the prior year and management's expectations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents were $3,859,000 at June 30, 1998. Net cash provided by operating activities amounted to $4,822,000 for the three months ended June 30, 1998, compared to $3,991,000 for the same period in the prior year. Additions to operating cash flows for the three months ended June 30, 1998 reflect a higher net income, increased non-cash charges related to depreciation and amortization expenses and an increase in accounts payable primarily related to approximately $2,000,000 of fixed assets purchased in the quarter that had not been paid as of June 30, 1998. These additions to operating cash flows were partially offset by increases in accounts receivable.

     Accounts receivable increased $565,000 or 7% during the three months ended June 30, 1998, due largely to an increase in net sales. Inventory levels remained consistent at approximately $2,800,000.

     For the three months ended June 30, 1998, cash used in investing activities totaled $6,503,000 compared to $5,052,000 in the prior year. The Company's investing activities during the three months ended June 30, 1998 primarily related to the construction of cleanrooms and the purchase of equipment which will support and complement new process development and further enhance the Company's capabilities for higher end products. Included in the investing activities for the three months ended June 30, 1997 was the purchase of the photomask business unit of Temic for a purchase price of $2,467,000.

     In April 1997, the Company entered into a long-term Strategic Alliance, Supply and Cooperation Agreement in connection with the purchase of the photomask business unit of Temic. Additionally, under the terms of the agreement, the Company leased the existing facility from Temic for a period of ten years with a ten-year extension option.

     In June 1998, the Company increased its combined lines of credit from $10 million to $20 million. These lines of credit will allow the Company to borrow at an interest rate of 1.25% above LIBOR. As of June 30, 1998, no amounts have been drawn down on these lines of credit. However, the Company anticipates to draw on these lines during the second quarter of fiscal year 1999 to fund its capital equipment purchases.

     Management believes that funds generated from operations together with its cash and cash equivalents will be sufficient to meet the Company's normal operating requirements for the next 12 months. If these funds prove to be insufficient, or if new opportunities require the Company to supplement its financial resources, the Company may use established credit lines with its corporate banker or pursue other sources of financing; however, there can be no assurance other sources of financing will be available at commercially viable terms, if at all.

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

FOREIGN OPERATIONS AND INFLATION

     Foreign operations are subject to certain risks inherent to conducting business abroad, including price and currency exchange controls, fluctuation in the relative value of currencies and restrictive governmental actions. Changes in the relative value of currencies occur from time to time and may, in certain instances, have a material adverse effect on the Company's financial position, results of operations. The Company does not hedge foreign currency risks, and the effects of these risks are difficult to predict. The risks associated with foreign operations have not, to date, had a material adverse effect on the Company's results of operations and cash flows. There can, however, be no assurance that such risks will not have a material adverse effect on the Company's financial position liquidity and results of operations and cash flows in the future.

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

     None

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     The Company hereby advises stockholders that a stockholder proposal submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 for inclusion in the Company's proxy statement and form of proxy for the 1999 Annual Meeting of Stockholders must be received by the Company by March 26, 1999. Such a proposal must also comply with the requirements as to form and substance established by the Securities and Exchange Commission for such proposals. A stockholder otherwise desiring to bring discussion before an annual meeting of stockholders (including any proposal relating to the nomination of a director to be elected to the Board of Directors) must submit a proposal that is received at the principal executive offices of the Company on or before June 20, 1999.

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

(a) Exhibits

     11.1 Statement regarding computation of Net Income per common share.

     27   Financial Data Schedule

(b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 1998                     ALIGN-RITE INTERNATIONAL, INC.

                                          --------------------------------------
                                          James Mac Donald
                                          Chairman of the Board, President and
                                          Chief Executive Director

                                          --------------------------------------
                                          Petar Katurich
                                          Vice President of Finance,
                                          Chief Financial Officer & Secretary