Form 10-Q
period 1998-09-30
ALIGN RITE INTERNATIONAL INC
filed 1998-11-16
CIK 945122

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended _________ September 30, 1998 _________

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

                         Commission file number 0-26240

                         ALIGN-RITE INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

          California                             95-4528353
(State or other jurisdiction of               (I.R.S. Employer
 in corporation or organization)              Identification No.)

           2428 Ontario St. Burbank, CA.             91504
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

            Class                           Outstanding at October 20, 1998
Common Stock, $.01 par value                       4,483,997 Shares

--------------------------------------------------------------------------------

                         ALIGN-RITE INTERNATIONAL, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)
            Consolidated Balance Sheets at September 30,1998 and March 31, 1998...............   3
            Consolidated Statements of Operations for the Three and Six Months ended
            September 30,1998 and 1997........................................................   4
            Consolidated Statements of Comprehensive Income for the Three and Six Months
            ended September 30, 1998 and 1997.................................................   5
            Consolidated Statements of Cash Flows for the Six Months ended
            September 30, 1998 and 1997.......................................................   6
            Notes to Consolidated Financial Statements........................................   7
Item 2.     Management's Discussion and Analysis of Results of Operations and
            Financial Condition ..............................................................   8


PART II. FINANCIAL INFORMATION


Item 6.     Exhibits and Reports on Form 8-K..................................................  11
            Signatures........................................................................  12
            Statement Regarding Computation of Earnings Per Share.............................  13

Part I.  Financial Information
Item 1.  Financial Statements

                         Align-Rite International, Inc.
                           Consolidated Balance Sheets
                                   Unaudited
                                 (000's omitted)

                                                                                          At Sept. 30,    At March 31,
                                                                                               1998            1998
                                                                                          ------------    ------------

Assets
Current assets:
   Cash and cash equivalents............................................................     $  4,163          $5,523
   Accounts receivable, net.............................................................        7,643           7,395
   Inventories, primarily raw materials.................................................        3,108           2,783
   Prepaid and other current assets.....................................................        2,896             835
                                                                                             --------         -------
         Total current assets...........................................................       17,810          16,536

Property and equipment, net.............................................................       47,441          33,575
   Other assets.........................................................................        1,960           1,047
                                                                                             --------         -------
         Total assets...................................................................     $ 67,211        $ 51,158
                                                                                             ========        ========

Liabilities and Shareholders' Equity

Current liabilities:
   Trade accounts payable...............................................................     $  5,031         $ 4,371
   Equipment Payables...................................................................        5,748           1,201
Accrued expenses and other..............................................................        2,798           2,927
Taxes payable...........................................................................        2,432           1,402
                                                                                             --------         -------
         Total current liabilities......................................................       16,009           9,901
Long-Term Debt..........................................................................        6,200             -
Deferred taxes..........................................................................        2,792           2,792
Other liabilities.......................................................................          646             699

Shareholders' equity:
Common stock:
Authorized - 35,000 shares $.01 par value; Issued and Outstanding 4,484 and 4,464
   shares, respectively.................................................................           45              45
Additional paid-in capital..............................................................       18,751          18,589
Retained earnings.......................................................................       22,390          18,794
Accumulated other comprehensive income .................................................          378             338
                                                                                             --------         -------
         Total shareholders' equity.....................................................       41,564          37,766
                                                                                             --------         -------
            Total liabilities and shareholders' equity..................................     $ 67,211        $ 51,158
                                                                                             ========        ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         Align-Rite International, Inc.
                      Consolidated Statements of Operations
                For the Three and Six Months Ended September 30,
               (Unaudited - 000's omitted, except per share data)

                                                 Three Months             Six Months
                                                    Ended                   Ended
                                                1998      1997         1998         1997
                                                ----      ----         ----         ----

Net sales ..............................    $ 13,993     $ 11,424    $ 27,683    $ 22,040
Cost of sales ..........................       8,633        7,131      17,184      13,618
                                            --------     --------    --------    --------
     Gross profit ......................       5,360        4,293      10,499       8,422
Selling, general and administrative ....       2,240        1,829       4,343       3,523
Research and development ...............         215          103         417         214
                                            --------     --------    --------    --------
    Income from operations .............       2,905        2,361       5,739       4,685
Other income ...........................          11         --            11        --
Interest income (expense), net .........          (9)          29          27          45
                                            --------     --------    --------    --------
Income before provision for income taxes       2,907        2,390       5,777       4,730
Provision for income taxes .............       1,096          899       2,181       1,791
                                            --------     --------    --------    --------
Net income .............................    $  1,811     $  1,491    $  3,596    $  2,939
                                            ========     ========    ========    ========
Per share information:
  Basic earnings per share .............    $    .40     $    .34    $    .80    $   .66
  Shares used in per share computation .       4,480        4,432       4,473       4,438
  Diluted earnings per share ...........    $    .37     $    .31    $    .74    $    .61
  Shares used in per share computation .       4,862        4,872       4,869       4,853



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         Align-Rite International, Inc.
                 Consolidated Statements of Comprehensive Income
                For the Three and Six Months Ended September 30,
                           (Unaudited - 000's omitted)


                                                  Three Months           Six Months
                                                     Ended                  Ended
                                                1998       1997        1998       1997
                                                ----       ----        ----       ----

Net income ................................    $ 1,811    $ 1,491     $ 3,596    $ 2,939
Other comprehensive income:
   Foreign currency translation adjustments         15       (337)         40       (342)
                                               -------    -------     -------    -------
Comprehensive income ......................    $ 1,826    $ 1,154     $ 3,636    $ 2,597
                                               =======    =======     =======    =======




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         Align-Rite International, Inc.
                      Consolidated Statements of Cash Flows
                     For the Six Months Ended September 30,
                           (Unaudited - 000's omitted)


                                                                                      1998             1997
                                                                                      ----             ----

Cash flows from operating activities:
Net income:.....................................................................  $   3,596          $ 2,939
   Adjustments to reconcile net income to net cash
   provided by operating activities:
       Depreciation and amortization............................................      2,810            1,830
       Bad debt expense.........................................................       -                  31
       Compensation related to stock options granted............................         55               55
Changes in assets and liabilities:
        Accounts receivable, net................................................       (241)            (811)
       Inventories..............................................................       (322)            (573)
        Prepaids and other assets...............................................     (3,045)             227
     Trade accounts payable.....................................................       (544)            (560)
         Equipment payables.....................................................      5,748            1,201
      Accrued expenses and other liabilities....................................        858            2,748
                                                                                  ---------         --------
         Net cash provided by operating activities..............................      8,915            7,087
                                                                                  ---------         --------
Cash flows from investing activities
         Purchase of property and equipment.....................................    (16,574)          (4,680)
         Payments for business acquisition, net of cash received................        --            (2,467)
                                                                                  ---------         --------
             Net cash used in investing activities..............................    (16,574)          (7,147)
                                                                                  ---------         --------
Cash flows from financing activities:
         Proceeds from line of credit...........................................      6,200              --
         Stock options exercised................................................         86               31
                                                                                  ---------         --------
             Net cash provided by financing activities..........................      6,286               31
                                                                                  ---------         --------
Effect of exchange rate on cash.................................................         13             (104)
Net decrease in cash............................................................     (1,360)            (133)
                                                                                  ---------         --------
Cash and cash equivalents, beginning of year....................................      5,523            6,734
                                                                                  ---------         --------
Cash and cash equivalents, end of year..........................................  $   4,163         $  6,601
                                                                                  =========         ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         Align-Rite International, Inc.
                   Notes to Consolidated Financial Statements
              For the Three and Six Months Ended September 30, 1998
                                   (Unaudited)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the accompanying consolidated balance sheets and related interim consolidated statements of operations and cash flows include all adjustments (consisting only of normal recurring items) considered necessary for their fair presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. The consolidated results of operations for the three and six months ended September 30, 1998 are not necessarily indicative of results to be expected for the year ended March 31, 1999. The information included in this Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of March 31, 1998 and 1997 and for the three years in the period ended March 31, 1998 as filed on Form 10K. Certain items shown in the prior financial statements have been reclassified to conform with the presentation of the current period.

Effective April 1,1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," and accordingly has included separate statements of comprehensive income following the Company's Consolidated Statements of Operations. Comprehensive income generally represents all changes in shareholders' equity during the period except those resulting from investments by or distributions to, shareholders. The balance of accumulated other comprehensive income at September 30,1998 and March 31,1998 consists of accumulated foreign currency translation adjustments.

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

 Net sales for the three and six months ended September 30, 1998, increased 22% to $13,993,000 and 26% to $27,683,000 respectively, compared to $11,424,000 and
$22,040,000 in the same periods in the prior fiscal year. The increase in net sales is attributable to increased unit demand for photomasks from new and pre-existing customers. The Company's continues to experience strong competitive conditions including product-pricing pressures in most sectors of the photomask market. Average selling prices have declined slightly with the increase in sales stemming from increased capacity utilization and units shipped.

While the Company experienced strong growth during the three and six months ended September 30, 1998, early in the Company's third quarter which ends December 31, 1998, the Company has experienced a softening in demand from certain European customers. If such demand trends were to continue throughout the remainder of the third quarter, the growth rate in net sales for the third and fourth quarters would not be as high as in the first two quarters.

Gross profit as a percentage of net sales for the three months ended September 30, 1998 increased to 38.3%, compared to 37.6% in the same period in the prior year. The increase in gross margin is primarily attributable to improved capacity utilization and the integration of other manufacturing efficiencies. These gains in gross margins were net of a 53% increase in depreciation expense due to recent installations of equipment and the prior year acquisition of the photomask business unit of TEMIC, which increased the Company's asset base. Depreciation expense for the quarter increased to $1,442,000, compared to $943,000 in the same period in the prior fiscal year. Gross margins for the six months ended September 30, 1998 decreased slightly to 37.9%, compared to 38.2% in the same period in the prior fiscal year. The slight decrease is attributable to higher depreciation costs, as discussed above. As the Company continues to invest in capital equipment to keep pace with anticipated increases in demand, the Company expects its gross profit to fluctuate slightly based on the timing of equipment purchases and related increases in depreciation expense.

Selling, general and administrative expenses include salaries of sales personnel marketing expense, general and administrative expense and product distribution expense. Selling, general and administration expenses for the three months ended September 30, 1998 increased 22% to $2,240,000, compared with $1,829,000, in the same period in the prior fiscal year. Selling general and administrative expenses as a percentage of net sales remained consistent at 16.0% for both periods. The overall increase in selling, general and administrative expenses is attributable to higher sales levels and the Company's purchase of the photomask business unit of TEMIC, which has a ratio of selling, general and administrative expenses to net sales comparable to that of the Company. The Company believes selling, general and administrative, as a percentage of sales will remain consistent between 15% - 16%.

Research and development ("R&D") expense is comprised primarily of personnel costs, material consumption, depreciation and engineering costs. The Company spent $215,000 for the quarter ended September 30, 1998, compared to $103,000 in the related prior period. For the six months ended September 30, 1998, the Company spent $417,000, compared to $214,000 in the related prior period. The Company believes it will continue to spend between 1% - 2% of sales on R&D related projects. The Company anticipates that R&D expense will continue to increase in absolute terms in the future reflecting its strategy of advancing their technology.

Interest income (expense), net for the quarter ended September 30, 1998 was effected by the Company's $6.2 million draw-down on its available line of credit. Interest expense associated with this draw-down was $39,000 for the quarter.

For the three and six months ended September 30, 1998 and 1997, the Company provided for Federal and State income taxes at an estimated combined effective rate of approximately 38 percent. This is in-line with the prior year and management's expectations.

Liquidity and Capital Resources

The Company's cash and cash equivalents were $4,163,000 at September 30, 1998. Net cash provided by operating activities amounted to $8,915,000 for the six months ended September 30, 1998, compared to $7,087,000 for the same period in the prior year. Additions to operating cash flows for the six months ended September 30, 1998 reflect higher net income, increased non-cash charges related to depreciation and amortization expenses and an increase in equipment payables primarily related to fixed assets purchased that had not been paid as of September 30, 1998. These additions to operating cash flows were partially offset by an increase in prepaids and other assets primarily due to deposits associated with fixed asset purchases.

For the six months ended September 30, 1998, cash used in investing activities totaled $16,574,000 compared to $7,147,000 in the related prior year period. The Company's investing activities during the six months ended September 30, 1998 primarily related to purchases of equipment and facility renovations, which will support new process development and further enhance the Company's capabilities for higher end products. Included in the investing activities for the six months ended September 30, 1997 was the purchase of the photomask business unit of TEMIC for a purchase price of $2,467,000.

In June 1998, the Company increased its combined lines of credit from $10 million to $20 million. These lines of credit will allow the Company to borrow at an interest rate of 1.25% above LIBOR. As of September 30, 1998, the Company had drawn $6,200,000 on these lines of credit with $13,800,000 still available. The Company anticipates further borrowings on these lines during the fourth quarter of fiscal year 1999, to fund additional capital equipment purchases.

Management believes that funds generated from operations together with its cash and cash equivalents may not be sufficient to meet the Company's normal operating requirements for the next 12 months. If these funds prove to be insufficient, or if new opportunities require the Company to supplement its financial resources, the Company may use established credit lines or pursue other sources of financing; however, there can be no assurance other sources of financing will be available at commercially viable terms, if at all.

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

The total cost of these Year 2000 compliance activities, estimated at less than $500,000, has not been and is not expected to have a material effect on the financial position, results of operations and cash flows of the Company. The Company will utilize both internal and external resources for Year 2000 Issues. However, if the modifications are not made, or are not completely timely, the Year 2000 Issue could have a material adverse impact on the financial position, results of operations, and cash flows of the Company. Further, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

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

Recently Issued Accounting Standards

In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131, which requires companies to adopt its provisions for the fiscal years beginning after December 15, 1997, requires publicly held companies to report financial and other information about key revenue producing segments of the entity for which such information is available and is utilized by the chief operation decision makers. The impact on the Company of adopting SFAS No. 131 has not been determined.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995.

In addition to historical information, this report includes certain forward-looking statements regarding events and financial and industry trends which may affect the Company's future operating results and financial position. Such statements include, but are not limited to, statements as to: (i) the Company's belief regarding the continuation of the increased demand for photomasks; (ii) dramatically further erode gross margins; (iii) the Company's belief that selling, general and administrative costs as a percentage of sales should remain consistent; (iv) the Company's belief regarding the adequacy of its reserve for bad debts; (v) the Company's belief regarding Year 2000 compliance and (vi) the sufficiency of funds to meet the Company's normal operating requirements over the next 12 months. Such statements represent the Company's reasonable judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position to differ materially. Such risks and uncertainties include but are not limited to: adverse economic conditions in the Company's markets which could adversely affect the level of demand for the Company's products, failure of the Company to anticipate, respond to or utilize changing technologies used in production of photomasks; greater than anticipated levels of competition and competitive pricing, manufacturing difficulties or capacity limitations; shortage of raw materials; delays in delivery of recently purchased manufacturing equipment to the Company; greater than anticipated capital investment requirements; and currency fluctuations or changes in political conditions with respect to the Company's foreign operations.

Part II. Other Information

Item 1.           Legal Proceedings
                  None

Item 2.           Changes in Securities
                  None

Item 4.           Submission of Matters to a Vote of Security Holders
                  None

Item 6.           Exhibits and Reports of Form 8-K

                  (a) Exhibits
                      11.1 Statement regarding computation
                           of Net Income per common share.
                      27   Financial Data Schedule

                  (b) Reports on Form 8-K.

                       No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   November 13, 1998                      Align-Rite International, Inc.



/s/ JAMES MAC DONALD
----------------------------------
James Mac Donald
Chairman of the Board, President &
Chief Executive Director


/s/ PETAR KATURICH
----------------------------------
Petar Katurich
Vice President of Finance,
Chief Financial Officer & Secretary