Form 10-Q
period 1998-12-31
ALIGN RITE INTERNATIONAL INC
filed 1999-02-16
CIK 945122

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

(MARK ONE)

     [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .
                         COMMISSION FILE NUMBER 0-26240

                         ALIGN-RITE INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       CALIFORNIA                                                95-4528353
   (STATE OR OTHER JURISDICTION OF IN CORPORATION OR                (I.R.S. EMPLOYER IDENTIFICATION NO.)
                      ORGANIZATION)

              2428 ONTARIO ST. BURBANK, CA                                         91504
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

                    Class                            Outstanding at January 20, 1999
        Common Stock, $.01 par value                         4,524,747 Shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         ALIGN-RITE INTERNATIONAL, INC.

                                     INDEX

                                                                        PAGE
                                                                        ----
PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements (unaudited)

          Consolidated Balance Sheets at December 31, 1998 and March
          31, 1998....................................................    3

          Consolidated Statements of Operations for the Three and Nine
          Months ended December 31, 1998 and 1997.....................    4

          Consolidated Statements of Comprehensive Income for the
          Three and Nine Months ended December 31, 1998 and 1997......    5

          Consolidated Statements of Cash Flows for the Nine Months
          ended December 31, 1998 and 1997............................    6

          Notes to Consolidated Financial Statements..................    7

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition..........................    8

PART II. FINANCIAL INFORMATION

Item 6.   Exhibits and Reports on Form 8-K............................   11

          Signatures..................................................   12

          Statement Regarding Computation of Earnings Per Share.......   13

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         ALIGN-RITE INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED 000'S OMITTED)

                                     ASSETS

                                                              AT DEC. 31,   AT MARCH 31,
                                                                 1998           1998
                                                              -----------   ------------
Current assets:
Cash and cash equivalents...................................    $ 5,835       $ 5,523
Accounts receivable, net....................................      6,256         7,395
Inventories, primarily raw materials........................      2,982         2,783
Prepaid and other current assets............................      1,185           835
                                                                -------       -------
          Total current assets..............................     16,258        16,536
Property and equipment, net.................................     49,308        33,575
Other assets................................................      2,238         1,047
                                                                -------       -------
          Total assets......................................    $67,804       $51,158
                                                                =======       =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable......................................    $ 4,677       $ 4,371
Equipment Payables..........................................      6,904         1,201
Accrued expenses and other..................................      2,821         2,927
Taxes payable...............................................      1,657         1,402
                                                                -------       -------
          Total current liabilities.........................     16,059         9,901
Long-Term Debt..............................................      5,200            --
Deferred taxes..............................................      2,792         2,792
Other liabilities...........................................      1,240           699
Shareholders' equity:
Common stock:
Authorized -- 35,000 shares $.01 par value; Issued and
  Outstanding 4,525 and 4,464 shares, respectively..........         45            45
Additional paid-in capital..................................     18,847        18,589
Retained earnings...........................................     23,195        18,794
Accumulated other comprehensive income......................        426           338
                                                                -------       -------
          Total shareholders' equity........................     42,513        37,766
                                                                -------       -------
          Total liabilities and shareholders' equity........    $67,804       $51,158
                                                                =======       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         ALIGN-RITE INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31,
              (UNAUDITED -- 000'S OMITTED, EXCEPT PER SHARE DATA)

                                                            THREE MONTHS          NINE MONTHS
                                                                ENDED                ENDED
                                                          -----------------    -----------------
                                                           1998      1997       1998      1997
                                                          -------   -------    -------   -------
Net sales...............................................  $12,082   $11,689    $39,765   $33,729
Cost of sales...........................................    8,470     7,340     25,654    20,958
                                                          -------   -------    -------   -------
     Gross profit.......................................    3,612     4,349     14,111    12,771
Selling, general and administrative.....................    2,115     1,868      6,458     5,391
Research and development................................      237       133        654       347
                                                          -------   -------    -------   -------
  Income from operations................................    1,260     2,348      6,999     7,033
Other income............................................        0         0         11         0
Interest income (expense), net..........................      (75)       29        (48)       74
                                                          -------   -------    -------   -------
Income before provision for income taxes................    1,185     2,377      6,962     7,107
Provision for income taxes..............................      380       897      2,561     2,688
                                                          -------   -------    -------   -------
Net income..............................................  $   805   $ 1,480    $ 4,401   $ 4,419
                                                          =======   =======    =======   =======
Per share information:
Basic earnings per share................................     0.18       .34        .98      1.00
Shares used in per share computation....................    4,497     4,388      4,481     4,438
Diluted earnings per share..............................      .17       .30        .90       .91
Shares used in per share computation....................    4,860     4,871      4,866     4,850

  The accompanying notes are an integral part of these consolidated financial statements.

                         ALIGN-RITE INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31,
                          (UNAUDITED - 000'S OMITTED)

                                                              THREE MONTHS       NINE MONTHS
                                                                  ENDED             ENDED
                                                              -------------    ---------------
                                                              1998    1997      1998     1997
                                                              ----   ------    ------   ------
Net income..................................................  $805   $1,480    $4,401   $4,419
Other comprehensive income:
  Foreign currency translation adjustments..................    48       36        88     (305)
                                                              ----   ------    ------   ------
Comprehensive Income........................................  $853   $1,516    $4,489   $4,114
                                                              ====   ======    ======   ======

  The accompanying notes are an integral part of these consolidated financial statements.

                         ALIGN-RITE INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED DECEMBER 31,
                          (UNAUDITED -- 000'S OMITTED)

                                                                1998        1997
                                                              --------    --------
Cash flows from operating activities:
Net income:.................................................  $  4,401    $  4,419
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................     4,306       3,019
  Bad debt expense..........................................        --          31
  Compensation related to stock options granted.............        83          83
Changes in assets and liabilities:
  Accounts receivable, net..................................     1,154      (1,364)
  Inventories...............................................      (193)     (1,161)
  Prepaids and other assets.................................    (1,625)        578
  Trade accounts payable....................................       300       6,309
  Equipment payables........................................     5,703           0
  Accrued expenses and other liabilities....................       695       1,203
                                                              --------    --------
     Net cash provided by operating activities..............    14,824      13,117
                                                              --------    --------
Cash flows from investing activities Purchase of property
  and equipment.............................................   (19,884)    (13,172)
  Payments for business acquisition, net of cash received...        --      (2,467)
                                                              --------    --------
       Net cash used in investing activities................   (19,884)    (15,639)
                                                              --------    --------
Cash flows from financing activities:
  Proceeds from line of credit..............................     5,200          --
  Stock options exercised...................................       145          65
                                                              --------    --------
       Net cash provided by financing activities............     5,345          65
                                                              --------    --------
Effect of exchange rate on cash.............................        27         (92)
Net increase (decrease) in cash.............................       312      (2,549)
                                                              --------    --------
Cash and cash equivalents, beginning of year................     5,523       6,734
                                                              --------    --------
Cash and cash equivalents, end of year......................  $  5,835    $  4,185
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         ALIGN-RITE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1998
                                  (UNAUDITED)

ITEM 1 BUSINESS AND BASIS OF CONSOLIDATION

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the accompanying consolidated balance sheets and related interim consolidated statements of operations and cash flows include all adjustments (consisting only of normal recurring items) considered necessary for their fair presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. The consolidated results of operations for the three and nine months ended December 31, 1998 are not necessarily indicative of results to be expected for the year ended March 31, 1999. The information included in this Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of March 31, 1998 and 1997 and for the three years in the period ended March 31, 1998 as filed on Form 10K. Certain items shown in the prior financial statements have been reclassified to conform with the presentation of the current period.

     Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," and accordingly has included separate statements of comprehensive income following the Company's Consolidated Statements of Operations. Comprehensive income generally represents all changes in shareholders' equity during the period except those resulting from investments by or distributions to, shareholders. The balance of accumulated other comprehensive income at December 31, 1998 and March 31, 1998 consists of accumulated foreign currency translation adjustments.

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

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     Net sales for the three and nine months ended December 31, 1998, increased 3% to $12,082,000 and 18% to $39,765,000 respectively, compared to $11,689,000 and $33,729,000 in the same periods in the prior fiscal year. The increase in net sales for the quarter of 3% is significantly lower than the 18% increase that the company enjoyed for the nine months ended December 31, 1998. The decrease is primarily due to a decrease in customer demand as a result or the prevailing lackluster rate of new design activity throughout the semiconductor industry. The Company's continues to experience strong competitive conditions including product-pricing pressures in most sectors of the photomask market. Average selling prices have declined throughout the year along with the number of units decreasing, thereby lowering capacity utilization rates for the quarter.

     The Company has experienced a softening in demand from certain European customers during the third quarter. A geographic breakdown of revenues for the third quarter was 57% U.S. sales, 42% European sales and 1% Asia Pacific sales, compared to a year ago when geographic revenues broke down as follows: U.S. 55% and Europe 45%.

     Gross profit as a percentage of net sales for the three months ended December 31, 1998 decreased to 29.9%, compared to 37.2% in the same period in the prior year. The decrease in gross margin is primarily attributable to higher operating costs, lower capacity utilization, and product pricing pressures. Depreciation expense for the quarter increased 25.8% to $1,496,000, compared to $1,189,000 in the same period in the prior fiscal year. Gross margins for the nine months ended December 31, 1998 decreased to 35.5%, compared to 37.9% in the same period in the prior fiscal year. The slight decrease is attributable to higher depreciation costs, as discussed above. As the Company continues to invest in capital equipment to keep pace with anticipated increases in demand, the Company expects its gross profit to fluctuate slightly based on the timing of equipment purchases, related increases in depreciation expense and the ability of the Company to offset these fixed costs with corresponding revenue increases.

     Selling, general and administrative expenses include salaries of sales personnel, marketing expense, general and administrative expense and product distribution expense. Selling, general and administration expenses for the three months ended December 31, 1998 increased 13% to $2,115,000, compared with $1,868,000, in the same period in the prior fiscal year. Selling general and administrative expenses as a percentage of net sales increased to 17.5%, up from 16.0% due to lower sales. The Company believes selling, general and administrative will not diminish in absolute dollars, however, as revenues begin to increase as is expected, as a percentage of sales, SG&A costs will return to lower percentages in the area of 16%.

     Research and development ("R&D") expense is comprised primarily of personnel costs, material consumption, depreciation and engineering costs. The Company spent $237,000 for the quarter ended December 31, 1998, compared to $133,000 in the related prior period. For the nine months ended December 31, 1998, the Company spent $654,000, compared to $347,000 in the related prior period. The Company believes it will continue to spend between 1% -- 2% of sales on R&D related projects. The Company anticipates that R&D expense will continue to increase in absolute terms in the future reflecting its strategy of advancing their technology.

     Interest income (expense), net for the quarter ended December 31, 1998 was effected by the Company's $5.2 million drawdown on its available line of credit. Interest expense associated with this drawdown was $90,000 for the quarter, and as the Company draws down further on its line, interest expense will continue to increase into the future.

     For the three and nine months ended December 31, 1998 and 1997, the Company provided for Federal and State income taxes at an estimated combined effective rate of approximately 32% and 37%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents were $5,835,000 at December 31, 1998. Net cash provided by operating activities amounted to $14,824,000 for the nine months ended December 31, 1998, compared to $13,117,000 for the same period in the prior year. Additions to operating cash flows for the nine months ended December 31, 1998 reflect higher net income, increased non-cash charges related to depreciation and amortization expenses and an increase in equipment payables primarily related to fixed assets purchased that had not been paid as of December 31, 1998. These additions to operating cash flows were partially offset by an increase in prepaids and other assets primarily due to deposits associated with fixed asset purchases.

     For the nine months ended December 31, 1998, cash used in investing activities totaled $19,884,000 compared to $15,639,000 in the related prior year period. The Company's investing activities during the nine months ended December 31, 1998 primarily related to purchases of equipment and facility renovations, which will support new process development and further enhance the Company's capabilities for higher end products. Included in the investing activities for the nine months ended December 31, 1997 was the purchase of the photomask business unit of TEMIC for a purchase price of $2,467,000.

     During the quarter, the Company increased its combined lines of credit from $20 million to $25 million. These lines of credit will allow the Company to borrow at an interest rate of 1.25% above LIBOR. As of December 31, 1998, the Company had drawn $5,200,000 on these lines of credit with $19,800,000 still available. The Company anticipates further borrowings on these lines during the fourth quarter and beginning of fiscal year 2000, to fund additional capital equipment purchases.

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

    27 Financial Data Schedule

(b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date: February 10, 1999              ALIGN-RITE INTERNATIONAL, INC.

                                          --------------------------------------
                                          James Mac Donald
                                          Chairman of the Board, President &
                                          Chief Executive Director

                                          --------------------------------------
                                          Petar Katurich
                                          Vice President of Finance,
                                          Chief Financial Officer & Secretary