Form 10-K405
period 1999-03-31
ALIGN RITE INTERNATIONAL INC
filed 1999-06-29
CIK 945122

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

     As of May 28, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $58,542,354 based upon the average bid and ask prices of the Common Stock as reported on the Nasdaq National Market on such date. Shares of Common Stock held by officers, directors and holders of more than ten percent of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of May 28, 1999, the Registrant had outstanding 4,546,979 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 1999 are incorporated by reference under Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                            ITEM NUMBER AND CAPTION

                                                                    PAGE
                                                                   NUMBER
                                                                   ------
                                 PART I
 1.  Business....................................................     3
 2.  Properties..................................................     7
 3.  Legal Proceedings...........................................     7
 4.  Submission of Matters to a Vote of Security Holders.........     8

                                 PART II
 5.  Market for the Registrant's Common Equity and Related
     Shareholder Matters.........................................     9
 6.  Selected Financial Data.....................................    10
 7.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations...................................    11
7A.  Quantitative and Qualitative Disclosures About Market
     Risk........................................................    16
 8.  Financial Statements and Supplementary Data.................    17
 9.  Changes in and Disagreements with Auditors on Accounting and
     Financial Disclosure........................................    38

                                PART III
10.  Directors and Executive Officers of the Registrant..........    38
11.  Executive Compensation and Related Matters..................    38
12.  Security Ownership of Certain Beneficial Owners and
     Management..................................................    38
13.  Certain Relationships and Related Transactions..............    38

                                 PART IV
14.  Exhibits, Financial Statement Schedules and Reports on Form
     8K..........................................................    38

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Align-Rite International Inc., a California corporation ("ARII") together with its wholly-owned subsidiaries, the ("Company"), manufactures and markets quality photomasks for the global semiconductor industry. Photomasks are required for the manufacture of virtually all integrated circuits, which are essential components in consumer and industrial electronic products. Photomasks are precision photographic quartz or glass plates containing microscopic images of integrated circuits. The Company images integrated circuit patterns onto photomasks using electron beam, laser beam and optical microlithography methods at its manufacturing facilities in Burbank, California, Bridgend, Wales and Heilbronn, Germany.

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

     ARII, ARI and ARBV are primarily holding companies into which their respective subsidiaries are consolidated. On July 21, 1995, ARII completed an initial public offering of Common Stock, as part of which all of the outstanding Ordinary Shares of ARI were exchanged for the Common Stock of ARII.

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

     The purchasers of photomasks consist primarily of semiconductor manufacturers and integrated circuit design businesses in the United States, Europe and the Pacific Rim. The semiconductor industry has been in a downturn for the last eighteen months, but despite this applications for integrated circuits such as cellular telephones, pagers, automotive control systems, medical products, computers and printers, electronically controlled industrial equipment, satellites, security systems and consumer appliances have continued to proliferate. The demand for Photomasks is driven largely by increases in the number of semiconductor designs and the complexity of integrated circuits. According to VLSI Research, the worldwide demand for photomasks will exceed $2.0 billion in 1999 with growing demand in both units and dollars forecast for the next three years at a CAGR in excess of 15%.

     The number of significant independent photomask manufacturers (companies with estimated annual photomask sales in excess of $5.0 million) in the United States and Europe has decreased as a result of industry consolidation, closing of operations and competitive pressures on photomask manufacturers. These competitive pressures were mainly the result of the implementation of sophisticated software programs used to reduce errors in integrated circuit design, which had the effect of reducing the number of photomask iterations normally required to create a working integrated circuit, as well as shortening photomask delivery cycles. The shortened photomask delivery cycles also reduced the need for backup photomask sets.

     The Company believes that the following trends are increasing the demand for photomasks and the photomask industry's importance in the semiconductor manufacturing process:

     Customization of Semiconductor Designs. Growing demand for semiconductors, including application specific integrated circuits (ASICs), application specific standard products (ASPs), embedded microcontrollers and a growing variety of memory products, has generated increasing demand for photomasks as each new type of semiconductor device requires additional new and often more advanced photomasks.

     Increasing Device Complexity. As the complexity of semiconductor devices has increased in response to continued efforts to improve the performance and functionality of these devices through greater transistor densities and smaller feature sizes, the number of successive layers of patterns required to manufacture an integrated circuit has increased, resulting in an increase in the number of photomasks used to manufacture to microprocessors in 1991 was 14 as compared to 25 photomasks now required for the most advanced generation of microprocessors.

     Decreasing Size of Semiconductor Designs. The semiconductor industry's growth is driven by its ability to produce smaller and more powerful semiconductor chips at lower costs. As semiconductor line widths become as small as the wavelength of the illumination sources in optical lithography, the semiconductor manufacturing process becomes increasingly dependent upon high precision photomasks to deliver process results to more demanding specifications and tolerances. Future generations of wafer lithography equipment are expected to increase the need for high precision photomasks, thereby further increasing demand for advanced photomasks with tighter specifications. Development of increasingly small design features is likely to generate increased demand for advanced photomasks that can accurately and reliably replicate intricate design features.

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

     The Company primarily conducts its strategic sales and marketing activities at its facilities in Burbank, California, Bridgend, Wales, and in Heilbronn, Germany. The Company maintains sales and technical service centers in California, Arizona, Colorado, Connecticut, France and The Netherlands. The Company may expand its international presence by opening additional sales and technical service centers in other strategic international locations.

STRATEGIC ALLIANCE PARTNERS

     The Company has formed three (3) strategic alliances: 1.) Harris Advanced Imaging Group, a captive photomask manufacturer located in Florida, 2.) Innova, Inc. a photomask manufacturer in Hsinchu, Taiwan, and 3.) Telefunken Microelectronic Group based in Heilbronn, Germany. These alliances allow each partner to: (i) exploit economies of scale for raw material purchases through the use of collective bargaining with photomask raw material suppliers; (ii) provide additional manufacturing resources by allowing for mutual use of each other's photomask manufacturing resources; (iii) share advancements in process technology; and (iv) in the case of Innova, Inc., positions the Company to sell its products into the Pacific Rim.

     The Company announced in May 1999 that it had signed a non-binding letter of intent to purchase Harris Corporation's Imaging Technology Group (ITG) semiconductor business unit, a photomask manufacturer located in Melbourne, Florida. The acquisition is subject to a number of conditions, including the preparation, negotiation and approval of a definitive agreement satisfactory completion of due diligence obtaining required regulatory and other approvals, and final agreement on the financial terms of the transaction.

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

LASER BEAM IMAGING

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

     The Company currently has one ETEC Alta 3500 System installed in Europe with another system presently being installed in the U.S., which now give the Company advanced lithography capability. These systems will allow the Company to meet the challenging requirements for placement, critical dimension, butting and alignment control imposed by .25 micron photomask production.

ELECTRON BEAM IMAGING

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

OPTICAL IMAGING

     In addition to electron beam and laser beam lithography manufacturing methods, the Company uses, to a lesser degree, optical microlithography methods. In the optical photomask imaging process, magnetic tapes containing the integrated circuit design patterns are used to "drive" a microlithographic imaging system, known as a pattern generator, which "writes" the pattern onto a reticle using a columnated mercury exposure system. The reticle is typically a single image of the integrated circuit pattern five times larger than the actual size of the finished circuit. The reticle image is then photographically reduced to the final size of the circuit and printed as many as several hundred times on a master photomask by an optical photorepeater. The master photomask may be used to project the circuit patterns onto semiconductor wafers or may be used to make reprints which are used to contact print the circuit patterns onto the wafer. Photomasks manufactured using optical processes are typically less expensive but are also less precise and have lower resolution than electron beam or laser imaged photomasks. The Company has a number of pattern generators and photorepeaters at each of its manufacturing facilities.

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

COMPETITION

     The photomask industry is highly competitive. In the United States, the Company competes with Dupont Photomasks, Inc. ("DuPont") and Photronics, Inc., and to a lesser extent, with other significantly smaller independent manufacturers. In Europe, the Company primarily competes with Compugraphics International Limited, DuPont, and Photronics, Inc. The Company also competes, to a lesser extent, with certain semiconductor companies who manufacture photomasks primarily for their own internal needs.

     The Company's ability to compete primarily depends upon its technical capabilities, the capacity of its manufacturing facilities, the consistency of product quality, customer service and technical support, product pricing and the timeliness of product delivery. The Company also believes that its proximity to customers is an important competitive factor in certain market segments.

EMPLOYEES

     As of March 31, 1999, the Company employed approximately 171 people in the United States and 123 in Europe on a full time basis. None of the Company's employees except for its employees in Germany are currently represented by a labor union. The Company's German subsidiary is subject to German law, which binds it as a member of a selected industry group to agreements reached by industry management and employee representatives. The Company believes that its employee relations are good.

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

     The Company also has approximately 20,000 square feet of office space under various leases and rental agreements in multiple locations throughout the United States and Europe in support of its sales force and technical support staff.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company as of March 31, 1999 are as follows:

          NAME            AGE                             POSITION
          ----            ---                             --------
James L. Mac Donald.....  52    Chairman of the Board, President and Chief Executive Officer
Petar N. Katurich.......  36    Vice President of Finance, Chief Financial Officer, and
                                Secretary

     JAMES L. MAC DONALD founded the Company in 1970 and since then has served as its Chairman of the Board, President and Chief Executive Officer. Mr. Mac Donald is a Director of the British American Chamber of Commerce and a Fellow of the Institute of Directors.

     PETAR N. KATURICH has served as Chief Financial Officer of the Company since October 1992 and Vice President of Finance since April 1998. From 1991 to 1992, Mr. Katurich was employed by a division of Cooke Media Group. From 1985 to 1990, Mr. Katurich was employed at PricewaterhouseCoopers LLP. Mr. Katurich is a Certified Public Accountant.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the trading symbol "MASK". The Company's Common Stock began trading on July 21, 1995 upon completion of an initial public offering of the Company's Common Stock. The range of daily closing prices on a per share basis for the Company's Common Stock for the twelve months ended March 31, 1999 was:

                                                               HIGH      LOW
                                                              ------    ------
Year Ended March 31, 1999:
  Fourth quarter............................................  $14.13    $11.56
  Third quarter.............................................  $14.50    $ 8.69
  Second quarter............................................  $15.06    $ 9.88
  First quarter.............................................  $17.25    $13.25
Year Ended March 31, 1998:
  Fourth quarter............................................  $17.13    $13.00
  Third quarter.............................................  $24.00    $12.75
  Second quarter............................................  $23.88    $12.00
  First quarter.............................................  $14.75    $ 9.94

     The reported closing sales price of the Company's Common Stock on the Nasdaq National Market on March 31, 1999 was $11.56. As of March 31, 1999 there were 87 holders of record of the Company's Common Stock.

     ARII has 35,000,000 shares of authorized Common Stock of $.01 par value, of which 4,539,579 were outstanding as of March 31, 1999.

     ARII has not issued any Preferred Stock. ARII has elected not to pay any cash dividends on its Common Stock as it currently intends to retain its earnings to fund the development and growth of its business. In addition, the Company's bank lines of credit includes certain restrictions and requirements relating to the prohibition of dividend declarations or payments. The Company, at this time, does not anticipate declaring or paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data set forth below at March 31, 1999, and 1998 and for each of the three years in the period ended March 31, 1999, are derived from the audited financial statements of the Company included herein. The selected consolidated financial data as of March 31, 1997 and 1996 and for the periods ended March 31, 1996 and 1995 are derived from the audited consolidated financial statements of the Company, which are not included herein. The information set forth below should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                      FISCAL YEARS ENDED MARCH 31,
                                           ---------------------------------------------------
                                            1999       1998       1997       1996       1995
                                           -------    -------    -------    -------    -------
                                                   (THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Statement of Operations
  Data:
  Net sales..............................  $52,443    $46,721    $38,001    $33,290    $25,404
  Cost of sales..........................   34,410     29,236     23,530     20,491     15,887
                                           -------    -------    -------    -------    -------
     Gross profit........................   18,033     17,485     14,471     12,799      9,517
  Selling, general and administrative
     expenses............................    8,610      7,442      6,072      5,571      4,515
  Research and Development...............      926        509        333        198         --
                                           -------    -------    -------    -------    -------
  Income from operations.................    8,497      9,534      8,066      7,030      5,002
  Interest (income) expense, net.........      107       (122)      (308)      (345)       151
  Other expense (income), net............       17       (132)        (7)        20         49
                                           -------    -------    -------    -------    -------
     Income before income tax provision,
       minority interest, cumulative
       effect of change in accounting
       principle and extraordinary
       item..............................    8,373      9,788      8,381      7,355      4,802
Income tax provision.....................    3,069      3,688      3,056      2,219      1,216
Minority interest........................       --         --         --        172        162
                                           -------    -------    -------    -------    -------
Net income...............................  $ 5,304    $ 6,100    $ 5,325    $ 4,964    $ 3,424
                                           =======    =======    =======    =======    =======
Basic earnings per share.................  $  1.18    $  1.37    $  1.21    $  1.46    $  3.05
                                           =======    =======    =======    =======    =======
Shares used in per share computation.....    4,495      4,439      4,386      3,393      1,123
                                           =======    =======    =======    =======    =======
Diluted earnings per share...............  $  1.09    $  1.25    $  1.11    $  1.12    $  1.17
                                           =======    =======    =======    =======    =======
Shares used in per share computation.....    4,869      4,865      4,799      4,446      2,933
                                           =======    =======    =======    =======    =======
Consolidated Balance Sheet Data:
  Cash and cash equivalents..............  $ 6,328    $ 5,523    $ 6,734    $12,707    $ 3,861
  Working capital........................    2,130      6,636     10,727     17,254      3,849
  Property and equipment, net............   61,333     33,575     22,089      8,517      6,506
  Total assets...........................   80,292     51,158     38,781     30,422     17,261
  Long-term debt, less current
     portion(1)..........................   15,208         --         --         --      1,905
  Total shareholders' equity.............   43,302     37,766     31,373     25,285      5,977

---------------
(1) As of March 31, 1999, includes $10,008,000 of equipment payables to be refinanced. See Note 6 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All references in this section to 1999, 1998 and 1997 relate to the fiscal years ended March 31, 1999, 1998 and 1997, respectively.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the Company's Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

                                                      FISCAL YEARS ENDED MARCH 31,
                                                      -----------------------------
                                                       1999       1998       1997
                                                      -------    -------    -------
Net sales...........................................   100.0%     100.0%     100.0%
Cost of sales.......................................    65.6       62.6       61.9
                                                       -----      -----      -----
Gross profit........................................    34.4       37.4       38.1
Selling, general & administrative expenses..........    16.4       15.9       16.0
Research and development............................     1.8        1.1        0.9
                                                       -----      -----      -----
Income from operations..............................    16.2       20.4       21.2
Interest (income) expense, net......................      .2        (.3)      (0.8)
Other (income) expense, net.........................      --        (.3)        --
                                                       -----      -----      -----
Income before provision for income taxes............    16.0       21.0       22.0
Provision for income taxes..........................     5.9        7.9        8.0
                                                       -----      -----      -----
Net income..........................................    10.1%      13.1%      14.0%
                                                       =====      =====      =====

  1999 Compared with 1998

     Net Sales -- Net sales were $52.4 million during 1999, an increase of 12.2% compared to net sales of $46.7 million during 1998. The year was marked by significant photomask product pricing pressures throughout the semiconductor sector. This was primarily caused by the general slowdown in chip sales throughout the semiconductor industry.

     Net Sales of U.S. operations were $29.6 million or 8% higher compared to the prior year's net sales of $27.5 million. The U.S. operations overall customer base increased as compared to the prior year. Net sales of European operations were $22.8 million or 18.1% higher compared to prior year net sales of $19.3 million. The 18% increase in European sales was effected by several factors including photomask product pricing pressures and a slow down in the release of new designs from its customers during the second half of 1999. Second half sales were down 19% from the first half of the year. Despite the slowdown, the Company moved aggressively forward with the ordering and installation of several new high end pieces of equipment. Late in the third quarter, the Company installed an ALTA 3500 laser imaging tool in Europe in order to facilitate the Company's move to manufacture higher end product including photomask products which meet .25 micron semiconductor design rules and manufacturing standards.

     Gross Profit -- Gross profit increased to $18.0 million during 1999, an increase of 3.1% as compared to $17.5 million during 1998, resulting primarily from increased sales. As a percentage of net sales, gross profit decreased to 34.4% in 1999, compared to 37.4% in 1998. The primary costs that affect gross profit are materials, labor, depreciation, and overhead. The decrease was primarily attributable to higher costs associated with depreciation, which increased 39.9% in 1999 to $6.0 million up from $4.3 million in the prior year. The Company anticipates that current and planned capital expenditures will cause fixed costs to be higher in the future.

     Selling, General and Administrative Expenses -- Selling, general and administrative expenses include salaries of sales personnel, marketing expense, general and administrative expense and product distribution expense. Selling, general and administrative expenses increased to $8.6 million during 1999, an increase of

15.7% compared to $7.4 million in 1998. As a percentage of net sales, selling, general and administrative expenses increased to 16.4% in 1999 compared with 15.9% in 1998. The increase in selling, general and administrative costs was primarily attributable to increased sales expense due to the Company addition of sales personnel which will position the Company to address its program to penetrate the high end photomask product sector of the market. The Company anticipates that selling, general and administrative costs will continue to grow, however, they are expected to remain consistent as a percentage of sales.

     Research and Development -- Research and development ("R&D") expense is comprised primarily of personnel costs, material consumption, depreciation and engineering costs. The Company spent $926,000 or 1.8% of sales in 1999 as compared with $509,000 or 1.1% in the prior year. The Company believes it will continue to spend approximately 2% of sales on R&D projects primarily relating to establishing new technologies including .25 micron, Optical Proximity Correction and Phase Shift product manufacturing capabilities. The Company anticipates that R&D expense will continue to increase in absolute dollar terms in the future reflecting its strategy of advancing technology.

     Interest Income -- Interest income was $134,000 in 1999, compared to $122,000 in 1998. The amounts for interest income are consistent from year to year as the Company maintained approximately an equivalent amount of cash throughout the year.

     Interest Expense -- Interest expense increased from zero in 1998 to $241,000 in 1999. This was entirely attributable to the Company drawing down its line of credit throughout the year. The Company anticipates that it will continue to expand upon the utilization of its line of credit and consequently interest expense is anticipated to increase significantly during the next fiscal year.

     Provision for Income Taxes -- The effective income tax rate decreased to 36.7% in 1999 from 37.7% in 1998. The slight decrease in the effective income tax rate is attributable to lower state taxes paid due to application of available credits from capital expenditure purchases.

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

     Gross Profit -- Gross profit increased to $17.0 million during 1998, an increase of 20.6% as compared to $14.1 million during 1997, resulting primarily from higher costs associated with increased sales. As a percentage of net sales, gross profit decreased slightly to 35.9% in 1998, compared to 37.2% in 1997. The primary costs that affect gross profit are materials, labor, depreciation, and overhead. The slight decrease was primarily attributable to higher costs associated with depreciation, which increased 54.8% in 1998 to $4.3 million from $2.8 million in the prior year. The Company anticipates that with the capital expenditures planned and those already purchased fixed costs will be higher in the future.

     Selling, General and Administrative Expenses -- Selling, general and administrative expenses include salaries of sales personnel, marketing expense, general and administrative expense and product distribution expense. Selling, general and administrative expenses increased to $7.4 million during 1998, an increase of 22.6% compared to $6.1 million in 1997. As a percentage of net sales, selling, general and administrative expenses decreased slightly to 15.9% in 1998 compared with 16.0% in 1997. The increase in selling, general and administrative costs was primarily attributable to the purchase of the photomask division of Temic in June 1997. The Company anticipates that selling, general and administrative costs will continue to grow, however as a percentage of sales they will be consistent.

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

LIQUIDITY AND CAPITAL RESOURCES

     As compared to March 1998, total assets at March 31, 1999 grew 56.9% to $80.3 million and shareholders' equity grew 14.7% to $43.3 million. The Company's cash and cash equivalents increased $800,000 to $6.3 million at March 31, 1999. The increase was primarily a result of the Company drawing down $6.2 million of its available credit line to finance capital expenditures related to the construction of cleanrooms and equipment purchases in connection with the Company's expansion of manufacturing capacity in its U.S. and European manufacturing sites.

     Net cash provided by operating activities was $19.1 million in 1999, compared to $15.3 million in 1998. Operating cash flows in 1999 reflect lower net income and higher non-cash charges related to depreciation and higher accrued expense balances coupled with unpaid equipment payables at year end.

     Accounts receivable decreased slightly to $7.2 million at the end of 1999, from $7.4 million at the end of 1998. During 1999, inventories remained relatively consistent at $2.9 million at the end of 1999, compared to $2.8 million at the end of 1998. Inventory levels which consist primarily of raw materials, chemicals and supplies were adequate to support the sales growth and the expected continued increases in sales demand for the Company's products in 2000.

     Accounts payable decrease slightly to $4.2 million from $4.4 million in the prior year. The Company incurred over $33.9 million in capital expenditures throughout the year and as a consequence equipment payable of $17.6 million remain unpaid as of year end compared to $1.2 million in the prior year. The Company will utilize a combination of its existing line of credit and cash flow to pay down the equipment payable balances throughout fiscal 2000.

     In 1999, cash used in investing activities totaled $23.9 million compared to $16.8 million in 1998. The Company's capital expenditures during 1999 were the highest in the Company's history and primarily related to the construction of cleanrooms and the purchase of equipment which will support and complement new process development and higher-end products and will increase revenue generating capacity of each of its manufacturing sites located in the United States and Europe. Investments in capital equipment have been, and are anticipated to continue to be, a significant use of the Company's capital resources.

     In 1999, cash from financing activities was $5.6 million. Cash from financing activities included the net draw down of $5.2 million from its $25 million lines of credit. Obligations for equipment payables which the Company has the ability and intent to further draw down on its available lines of credit during fiscal year 2000 have been classified as long-term at March 31, 1999. Furthermore, cash from financing activities was provided by the sale of 68,592 shares of ARII's Common Stock through the exercise of stock options, which generated net proceeds of $162,989. In addition, 7,007 shares of Common Stock were issued through the Company's Employee Stock Purchase Plan which generated net proceeds of $69,229. The Company also received $149,511 of grant income from a government source in Europe.

     During the year ended March 31, 1999, the Company increased its available lines of credit from $20.0 million to $25.0 million. The lines of credit bear interest at 1.25% above LIBOR. Under the terms of these lines of credit, the Company would not be able to enter into certain transactions or declare dividends without receiving prior written consent from the bank and would be required to comply with certain financial covenants as well as maintain certain financial ratios. The above lines of credit expire on September 30, 2000, if not renewed.

     Management believes that funds generated from operations together with its cash and cash equivalents will be sufficient to meet its normal operating requirements during the coming year. If these funds prove to be insufficient, or if new opportunities require the Company to supplement its financial resources, the Company may use established credit lines with its corporate banker and or seek additional financing or pursue other sources of financing; however, there can be no assurance other sources of financing will be available at commercially viable terms, if at all.

     The Company announced in May 1999 that it had signed a non-binding letter of intent to purchase Harris Corporation's Imaging Technology Group (ITG) semiconductor business unit, a photomask manufacturer located in Melbourne, Florida. The acquisition is subject to a number of conditions, including the preparation, negotiation and approval of a definitive agreement, satisfactory completion of due diligence, obtaining required regulatory and other approvals, and final agreement on the financial terms of the transaction.

READINESS FOR YEAR 2000

     Background. As the year 2000 approaches, a critical issue has emerged regarding how existing application software programs, operating systems and embedded computer chips can accommodate the year 2000 date value. The Company has a year 2000 project team in place with overall responsibility for the Company's year 2000 compliance programs. In addition, executive management regularly monitors the status of the Company's year 2000 remediation plans.

     Project. The Company has identified potential year 2000 risks in four categories: Software Information Systems Manufacturing Engineering facilities; internal business software and information technology systems; systems other than information technology systems ("Non-IT systems"); and third-party suppliers to the Company. The Company's year 2000 project includes the following phases for the first three categories above: (1) identifying year 2000 risks;
(2) assigning priorities to identified risks; (3) testing year 2000 compliance for risks determined to be material to the Company; (4) correcting problems determined to be material and not year 2000 compliant; (5) retesting corrections that have been implemented; and (6) developing contingency plans. With respect to the Company's third-party suppliers, the Company's year 2000 project consists of the following phases: (1) contacting critical suppliers for information concerning their year 2000 readiness; (2) prioritizing suppliers as to relative importance; (3) validating supplier responses regarding year 2000 compliance.

     Assessment. The product that the Company sells to customers consist of no date related issues; therefore, the Company believes that its current product offerings are year 2000 compliant.

     Internal business software and systems consist primarily of the Company's business information systems in the United States and Europe. The Company has completed its initial year 2000 project phases with respect to its business systems, and is in the process of developing, implementing and testing the necessary modifications. The Company believes that its internal business software and systems will be year 2000 compliant. However, if the Company's business systems are not year 2000 compliant, the Company could experience interruptions to its production process, development programs and general business operations. The Company has been advised by the suppliers of its manufacturing equipment, which consist primarily of micro-lithography writing tools, process and inspection tools in the various buildings the Company occupies, that such systems are year 2000 compliant.

     Third-party suppliers provide raw materials and in some case manufacturing services incorporated by the Company into the products and systems it sells. The Company is requiring that each of its key suppliers certify whether they are year 2000 compliant. The Company has also prioritized its suppliers as critical or non-critical to the Company's business. Based on information received from these suppliers, the Company estimates that approximately 80% of its critical suppliers are presently year 2000 compliant. The Company plans to monitor its critical suppliers and either develop alternate sources or increase inventory levels prior to the year 2000 for those suppliers considered to be at risk of not achieving year 2000 compliance. However, there can be no assurance that such alternate sources will be available or that adequate inventory levels will be attainable if necessary, and the Company could experience raw materials and or parts shortages and production interruptions if one or more key third-party suppliers experience year 2000 problems.

     Costs. Incremental costs of the Company's year 2000 project have primarily consisted of upgrades to the Company's existing manufacturing and inspection equipment. Such costs in the aggregate have not been material to the Company's financial position, results of operations or cash flows. The balance of the effort for the Company's year 2000 project has been by employees of the Company whose costs for this project are not tracked separately. The Company currently believes that costs for the remainder of the year 2000 compliance project will not be material to the Company's financial position, results of operations or cash flows.

     Risks. The Company's results of operations, financial condition and cash flows could be materially and adversely affected if the Company or any of its critical suppliers or customers do not achieve year 2000 compliance. Although the Company's year 2000 compliance project is expected to minimize the Company's risks of experiencing a year 2000 problem, inherent risks and uncertainties exist despite the Company's efforts. There can be no assurance that a failure on the part of the Company, its products, its suppliers or its customers will not be disruptive to the Company's business. As a result of these uncertainties the Company is unable to determine at this time whether the consequences of year 2000 failures will have a material effect on the Company's results of operations, financial condition or cash flows.

FOREIGN OPERATIONS AND INFLATION

     Foreign operations are subject to certain risks inherent to conducting business abroad, including product prices and currency exchange controls, fluctuation in the relative value of currencies and restrictive governmental actions. Changes in the relative value of currencies occur from time to time and may, in certain instances, have a material adverse effect on the Company's results of operations and cash flows. The Company does not hedge foreign currency risks, and the effects of these risks are difficult to predict. The risks associated with foreign operations have not, to date, had a material adverse impact on the Company's results of operations and cash flows. There can, however, be no assurance that such risks will not have a material adverse impact on the Company's financial position, results of operations, and cash flows in the future. See Note 14 of Notes to Consolidated Financial Statements for segment information concerning the Company's operations.

     The effects of inflation are experienced by the Company through increases in the cost of labor, services and raw materials. In general, these costs have been anticipated and were offset to some degree by periodic increases in the prices of its products and or higher manufacturing capacity utilization rates. The Company does not believe, however, that inflation has had a material effect on the results of operations in the past. There can be no assurance that the Company's financial position, results of operations and cash flows will not be materially affected by the effects of inflation any trends in the future.

EURO CONVERSION

     A single currency called the euro was introduced in Europe in January 1, 1999. Eleven of the fifteen member countries of the European Union ("EU") adopted the euro as their common legal currency as of that date. Fixed conversion rates between these participating countries' existing currencies (the "legacy currencies") and the euro were established as of that date. The legacy currencies will remain legal tender as denominations of the euro until at least 2002 (but not later than July 1, 2002). During this transition period, parties may settle transactions using either the euro or participating country's legal currency.

     The Company is still in the process of evaluating the effect, if any, of the euro on its pricing of products in the eleven participating countries. The Company does not expect a material impact on its results of operations from foreign currency gains or losses as a result of its transition to the euro as the functional currency for its subsidiaries based in EU countries.

FORWARD LOOKING STATEMENTS

     The preceding "Business" section and this "Management's Discussion and Analysis of Financial Conditions and Results of Operations" section contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company's reasonable judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position and cash flows to differ materially, including the following: the Company's belief that total photomask production in the United States and Europe will continue to expand in 1999; the Company's belief that the custom integrated circuit manufacturing segment of the market represents a growing market; the Company's belief that outsourcing of photomask manufacturing will continue in the future; the Company's belief that European demand will continue to be strong going forward; the Company's potential expansion in certain international markets and any corresponding increase in manufacturing capacity; the Company's expectation that it will be able to finance such capital expenditures and, any other expansion, with existing funds and funds generated from operations and its available lines of credit; the Company's intention to expand its laser beam imaging capabilities by installing two Etec Alta 3500 systems and the belief that such systems will allow the Company to meet the requirements imposed by .25 micron photomask production, and the Company's intention to assess and modify its computer software systems to ensure that they are Year 2000 compliant; and the Company's belief that it anticipates selling, general and administrative costs as a percentage of net sales to remain consistent.

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

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's operations include manufacturing and sales activities in the U.S. and Europe. As a result, the Company's financial results could be affected by factors such as change in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company operates. The Company's operating results are exposed to changes in exchange rates between the U.S. dollar and various foreign currencies, including the British pound and the German mark. When the U.S. dollar strengthens against these currencies, the value of the nonfunctional currency sales decrease. When the U.S. dollar weakens, the functional currency amount of sales increases.

INTEREST RATE RISK

     The Company does not hold financial instruments for trading or speculative purposes. The financial assets of the Company are not subject to significant interest rate risk due to their short duration. The financial liabilities of the Company that are subject to interest rate risk are its long-term debt (principally its lines of credit expiring in September 2000). The Company does not use any derivatives or similar instruments to manage its interest rate risk. A 90 basis-point increase in interest rates affecting the Company's financial instruments would have an immaterial effect on the Company's 1998 and 1997 pretax earnings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                              PAGE NO.
                                                              --------
Report of Independent Accountants...........................     18
Financial Statements:
  Consolidated Balance Sheets at March 31, 1999 and 1998....     19
  For the years ended March 31, 1999, 1998, and 1997:
     Consolidated Statements of Operations..................     20
     Consolidated Statements of Comprehensive Income........     21
     Consolidated Statements of Shareholders' Equity........     22
     Consolidated Statements of Cash Flows..................     23
Notes to Consolidated Financial Statements..................     24
Supporting Consolidated Financial Statement Schedule:
     Report of Independent Accountants on Financial
      Statement Schedule....................................     36
     Schedule II. Valuation and Qualifying Accounts.........     37

     Schedules other than those listed above have been omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or related notes.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Align-Rite International, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity, cash flows and comprehensive income present fairly, in all material respects, the financial position of Align-Rite International, Inc. and its subsidiaries (the "Company) at March 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Los Angeles, California
May 28, 1999

                         ALIGN-RITE INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     AT MARCH 31,
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
Current assets:
  Cash and cash equivalents.................................  $ 6,328,191    $ 5,523,416
  Accounts receivable, less allowance for doubtful accounts
     of $458,157 and $278,495 at March 31, 1999 and 1998,
     respectively...........................................    7,171,122      7,395,086
  Inventories...............................................    2,882,010      2,783,070
  Prepaid and other current assets..........................      141,918        212,395
  Deferred taxes............................................    1,176,152        622,219
                                                              -----------    -----------
          Total current assets..............................   17,699,393     16,536,186
  Property and equipment, net...............................   61,332,883     33,574,694
  Intangible assets, less accumulated amortization of
     $106,456 and $50,211 at March 31, 1999 and 1998,
     respectively...........................................      808,840        915,296
  Other assets..............................................      355,251        131,986
  Deferred tax asset, non-current...........................       95,271             --
                                                              -----------    -----------
          Total assets......................................  $80,291,638    $51,158,162
                                                              ===========    ===========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable....................................  $ 4,181,964    $ 4,371,569
  Equipment payables, current portion.......................    7,636,000      1,200,000
  Accrued expenses and other current liabilities............    3,328,260      2,927,039
  Taxes payable.............................................      422,678      1,401,983
                                                              -----------    -----------
          Total current liabilities.........................   15,568,902      9,900,591
  Equipment payables, long-term portion.....................   10,008,000             --
  Deferred taxes............................................    5,355,680      2,792,938
  Other liabilities.........................................      856,804        698,301
  Long-term debt............................................    5,200,000             --
  Commitments and contingencies
  Shareholders' equity:
     Common stock -- $.01 par value
     Authorized -- 35,000,000 shares; 4,539,579 and
      4,463,980 shares issued and outstanding at March 31,
      1999 and 1998, respectively...........................       45,396         44,640
  Additional paid-in-capital................................   19,045,282     18,589,170
  Retained earnings.........................................   24,098,121     18,794,209
  Accumulated other comprehensive income....................      113,453        338,313
                                                              -----------    -----------
          Total shareholders' equity........................   43,302,252     37,766,332
                                                              -----------    -----------
          Total liabilities and shareholders' equity........  $80,291,638    $51,158,162
                                                              ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         ALIGN-RITE INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            FOR THE YEARS ENDED MARCH 31,
                                                      -----------------------------------------
                                                         1999           1998           1997
                                                      -----------    -----------    -----------
Net sales...........................................  $52,442,520    $46,721,054    $38,000,597
Cost of sales.......................................   34,410,436     29,235,531     23,530,297
                                                      -----------    -----------    -----------
          Gross profit..............................   18,032,084     17,485,523     14,470,300
Selling, general and administrative expenses........    8,609,775      7,442,474      6,072,166
Research and development............................      926,000        509,000        333,000
                                                      -----------    -----------    -----------
          Income from operations....................    8,496,309      9,534,049      8,065,134
Interest expense....................................      240,602             --             --
Interest income.....................................     (133,614)      (121,776)      (308,531)
Other expense (income), net.........................       16,742       (132,239)        (7,562)
                                                      -----------    -----------    -----------
  Income before provision for income taxes..........    8,372,579      9,788,064      8,381,227
Income tax provision................................    3,068,667      3,687,563      3,056,440
                                                      -----------    -----------    -----------
Net income..........................................  $ 5,303,912    $ 6,100,501    $ 5,324,787
                                                      ===========    ===========    ===========
Basic earnings per share............................  $      1.18    $      1.37    $      1.21
                                                      ===========    ===========    ===========
Shares used in per share computation................    4,495,200      4,439,147      4,386,387
                                                      ===========    ===========    ===========
Diluted earnings per share..........................  $      1.09    $      1.25    $      1.11
                                                      ===========    ===========    ===========
Shares used in per share computation................    4,869,419      4,865,176      4,798,753
                                                      ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         ALIGN-RITE INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                             FOR THE YEARS ENDED MARCH 31,
                                                        ---------------------------------------
                                                           1999           1998          1997
                                                        -----------    ----------    ----------
Net income............................................  $ 5,303,912    $6,100,501    $5,324,787
Other comprehensive income:
  Foreign currency translation adjustments............     (224,860)       (9,686)      304,740
                                                        -----------    ----------    ----------
Comprehensive income..................................  $ 5,079,052    $6,090,815    $5,629,527
                                                        ===========    ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                         ALIGN-RITE INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997

                                                                                        ACCUMULATED
                                        COMMON STOCK       ADDITIONAL                      OTHER           TOTAL
                                     -------------------    PAID-IN-      RETAINED     COMPREHENSIVE   SHAREHOLDERS'
                                      SHARES     AMOUNT      CAPITAL      EARNINGS        INCOME          EQUITY
                                     ---------   -------   -----------   -----------   -------------   -------------
Balance at March 31, 1996..........  4,346,415   $43,464   $17,828,915   $ 7,368,921     $ 43,259       $25,284,559
  Net income.......................         --        --            --     5,324,787           --         5,324,787
  Exercise of stock options........     64,257       643        83,578            --           --            84,221
  Issuance of Common Stock in
     connection with employee stock
     purchase plan purchases.......      5,116        51        47,784            --           --            47,835
  Compensation related to stock
     options granted...............         --        --       110,616            --           --           110,616
  Tax benefit resulting from
     exercise of options...........         --        --       215,747            --           --           215,747
  Translation adjustments..........         --        --            --            --      304,740           304,740
                                     ---------   -------   -----------   -----------     --------       -----------
Balance at March 31, 1997..........  4,415,788    44,158    18,286,640    12,693,708      347,999        31,372,505
  Net income.......................         --        --            --     6,100,501           --         6,100,501
  Exercise of stock options........     41,172       412        82,745            --           --            83,157
  Issuance of Common Stock in
     connection with employee stock
     plan purchases................      7,020        70        67,813            --           --            67,883
  Compensation related to stock
     options granted...............         --        --       110,616            --           --           110,616
  Tax benefit resulting from
     exercise of options...........         --        --        41,356            --           --            41,356
  Translation adjustments..........         --        --            --            --       (9,686)           (9,686)
                                     ---------   -------   -----------   -----------     --------       -----------
Balance at March 31, 1998..........  4,463,980    44,640    18,589,170    18,794,209      338,313        37,766,332
  Net income.......................                                        5,303,912                      5,303,912
  Exercise of stock options........     68,592       686       162,303            --           --           162,989
  Issuance of Common Stock in
     connection with employee stock
     plan purchases................      7,007        70        69,159            --           --            69,229
  Compensation related to stock
     options granted...............         --        --       110,616            --           --           110,616
  Tax benefit resulting from
     exercise of options...........         --        --       114,034            --           --           114,034
  Translation adjustments..........         --        --            --            --     (224,860)         (224,860)
                                     ---------   -------   -----------   -----------     --------       -----------
Balance at March 31, 1999..........  4,539,579   $45,396   $19,045,282   $24,098,121     $113,453       $43,302,252
                                     =========   =======   ===========   ===========     ========       ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         ALIGN-RITE INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          FOR THE YEARS ENDED MARCH 31,
                                                   --------------------------------------------
                                                       1999            1998            1997
                                                   ------------    ------------    ------------
Cash flows from operating activities:
  Net income.....................................  $  5,303,912    $  6,100,501    $  5,324,787
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization...............     5,989,157       4,280,554       2,773,946
     Deferred tax provision......................     1,913,538       1,203,388         860,328
     Bad debt expense............................       179,662           7,002              --
     Gain on sale of property and equipment......            --              --          (9,543)
     Compensation related to stock options
       granted...................................       110,616         110,616         110,616
Changes in assets and liabilities:
  Accounts receivable trade and other............        18,306      (1,283,994)        (21,197)
  Inventories....................................      (108,184)       (604,130)       (312,192)
  Prepaids and other assets......................      (153,929)        883,354         (59,128)
  Trade accounts payable.........................      (136,068)        702,438         230,377
  Equipment payables.............................     6,435,000       1,200,000              --
  Accrued expenses and other current
     liabilities.................................      (420,961)      2,689,525       1,197,086
                                                   ------------    ------------    ------------
          Net cash provided by operating
            activities...........................    19,131,049      15,289,254      10,095,080
                                                   ------------    ------------    ------------
Cash flows from investing activities:
  Purchase of property and equipment.............   (23,886,405)    (14,300,383)    (16,001,528)
  Payments for business acquisition, net of cash
     received....................................            --      (2,467,000)             --
  Proceeds from the sale of property and
     equipment...................................            --              --          12,000
                                                   ------------    ------------    ------------
          Net cash used in investing
            activities...........................   (23,886,405)    (16,767,383)    (15,989,528)
                                                   ------------    ------------    ------------
Cash flows from financing activities:
  Proceeds from line of credit...................     6,200,000              --              --
  Principal payments on line of credit...........    (1,000,000)             --              --
  Proceeds from stock options exercised..........       162,989          83,157          84,221
  Proceeds from sale of stock under employee
     stock purchase plan.........................        69,229          67,883          47,835
  Grant income received..........................       149,511         119,731              --
                                                   ------------    ------------    ------------
          Net cash provided by financing
            activities...........................     5,581,729         270,771         132,056
                                                   ------------    ------------    ------------
Effect of exchange rate on cash..................       (21,598)         (2,956)       (210,835)
                                                   ------------    ------------    ------------
Net increase (decrease) in cash..................       804,775      (1,210,314)     (5,973,227)
Cash and cash equivalents, beginning of year.....     5,523,416       6,733,730      12,706,957
                                                   ------------    ------------    ------------
Cash and cash equivalents, end of year...........  $  6,328,191    $  5,523,416    $  6,733,730
                                                   ============    ============    ============
Supplemental disclosures of cash flow
  information:
Cash paid during the year for:
  Interest.......................................  $    211,111              --              --
  Income taxes...................................  $  1,819,397    $  1,970,600    $  1,876,000
Non-cash activities:
  Tax benefit related to stock options...........  $    114,034    $     41,356    $    215,747
  Equipment purchases to be refinanced under
     available lines of credit...................  $ 10,008,000              --              --

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

     The Company manufactures quality photomasks in the United States and Europe. Photomasks are required for the manufacture of virtually all integrated circuits, which are essential components in consumer and industrial electronic products. Photomasks are precision photographic quartz or glass plates containing microscopic images of integrated circuits. The Company images integrated circuit patterns onto photomasks using electron beam, laser beam and optical microlithography methods at its manufacturing facilities in Burbank, California, Bridgend, Wales and Heilbronn, Germany.

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

  Inventories

     Inventories consist primarily of raw materials and are valued at the lower of cost or market. Cost is determined on a first-in, first-out basis. Management periodically reviews the composition of inventory in order to identify obsolete, slow moving or otherwise unsaleable items. If such items are observed and there are no alternative uses of the inventory, the Company will take a write-down to net realizable value in the period that the units are identified as impaired. Historically, inventory write-downs have been insignificant and consistently within management's expectations.

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

                         ALIGN-RITE INTERNATIONAL, INC.

improvements are capitalized. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation or amortization with any resulting gain or loss included in the Statement of Operations.

  Intangible and Other Long-lived Assets

     Intangible assets consist primarily of goodwill, and are amortized on a straight-line basis over 15 years.

     The carrying values of intangible and other long-lived assets are reviewed quarterly to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be recoverable, in whole or in part, based on undiscounted estimated cash flows over the remaining amortization period, their carrying values are reduced to estimated fair market value. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenues or operating profit, adverse legal or regulatory developments, and a material decrease in the fair value of some or all of the assets.

  Research and Development

     Research and development costs are expensed as incurred.

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

  Accounting for Stock-Based Compensation

     The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and complies with the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, at the date of grant, between the fair value of the Company's Common Stock and the exercise price. Pursuant to the provision of APB No. 25 and its related interpretations, the Company treats all members of the Board of Directors as functionally equivalent employees and, accordingly, no

                         ALIGN-RITE INTERNATIONAL, INC.

compensation expense is recorded for stock option awards to such individuals if the exercise price of the stock option equals the market value of the underlying stock on the date of grant.

  Translation of Foreign Currencies

     Translation of foreign currencies is accounted for using the local currency as the functional currency of the Company's foreign subsidiaries. All assets and liabilities are translated at exchange rates in effect on the balance sheet dates while revenues and expenses are translated at average rates in effect for the period. The resulting gains and losses are included in a separate component of shareholders' equity. Realized gains (losses) on foreign currency transactions are reflected in net income and were not significant for 1999, 1998 and 1997.

  Comprehensive Income

     In 1998, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 130, "Reporting Comprehensive Income," and accordingly has included a separate Statement of Comprehensive Income. Comprehensive income generally represents all changes in shareholders' equity during the period except those resulting from investments by, or distributions to, shareholders.

  Segment Information

     In 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of a Business Enterprise and Related Information. "SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information. See
Note 15.

  Reclassifications

     Certain amounts in the prior year financial statements have been reclassified to conform with the current year classifications.

 3. INVENTORIES:

     Inventories, by component, consist of the following at March 31:

                                                                 1999          1998
                                                              ----------    ----------
Raw materials...............................................  $2,700,400    $2,531,358
Work-in-process.............................................      91,465       123,873
Supplies....................................................      90,145       127,839
                                                              ----------    ----------
                                                              $2,882,010    $2,783,070
                                                              ==========    ==========

                         ALIGN-RITE INTERNATIONAL, INC.

 4. PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following at March 31:

                                                               1999           1998
                                                            -----------    -----------
Plant and machinery.......................................  $69,943,388    $49,678,066
Leasehold improvements....................................    1,628,692      1,453,590
Furniture and fixtures....................................    2,712,634      4,038,457
                                                            -----------    -----------
                                                             74,284,714     55,170,113
Less, accumulated depreciation and amortization...........  (27,669,910)   (22,235,256)
                                                            -----------    -----------
                                                             46,614,804     32,934,857
Construction in progress..................................   14,718,079        639,837
                                                            -----------    -----------
                                                            $61,332,883    $33,574,694
                                                            ===========    ===========

     At March 31, 1999 and 1998, the Company had approximately $15,300,000 and $13,700,000, respectively, of fully depreciated assets still in use.

 5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

     Accrued and other current liabilities consists of the following at March
31:

                                                                 1999          1998
                                                              ----------    ----------
Volume discounts............................................  $  766,455    $  450,250
Bonuses.....................................................      81,995       362,657
Vacation and payroll........................................   1,191,395     1,068,987
Deferred revenue............................................      50,982       178,176
Audit and legal fees........................................     245,717       221,516
Sales tax payable...........................................     673,134       116,903
Other.......................................................     318,582       528,550
                                                              ----------    ----------
                                                              $3,328,260    $2,927,039
                                                              ==========    ==========

 6. LONG-TERM DEBT:

     ARC maintains a line of credit agreement with a bank to obtain financing of up to $15,000,000 at a variable interest rate, equal to 1.25% above the bank's LIBOR rate (4.97% at March 31, 1999), per annum, expiring on September 30, 2000, if not extended. The line of credit is guaranteed by ARII and ARI and has certain restrictions and requirements relating to, among other things: prohibition of dividend declarations or payments, prohibition of the repurchase of the Company's common stock, maintenance of properties and insurance, the maintenance of certain financial ratios, and the limitations on additional borrowings, additional loans, liens and encumbrances assumed, and the transfer of assets. During the year ended March 31, 1999, the Company borrowed $6,200,000, of which $5,200,000 remained outstanding at March 31, 1999. All borrowings plus accrued interest, if any, are due upon expiration of this line of credit.

     Additionally, ARII maintains a line of credit agreement with a bank to obtain financing of up to $10,000,000 at a variable interest rate, equal to 1.25% above the bank's LIBOR rate, per annum, expiring on September 30, 2000, if not extended. The line of credit is guaranteed by ARC and ARI. This agreement contains similar restrictive covenants to those described in the ARC line of credit agreement above. At March 31, 1999, no amounts were outstanding under this agreement.

                         ALIGN-RITE INTERNATIONAL, INC.

     The Company intends to refinance equipment payables of $10,008,000 that were outstanding as of March 31, 1999 utilizing the above lines of credit. Accordingly, this amount has been classified as a non-current liability at March 31, 1999.

 7. INCOME TAXES:

     The components of the United States and foreign income before provision for income taxes and minority interest and the components of the provisions for income taxes are as follows:

                                                     FOR THE YEARS ENDED MARCH 31,
                                                 --------------------------------------
                                                    1999          1998          1997
                                                 ----------    ----------    ----------
Income before provision for income taxes and
  minority interest:
     United States.............................  $4,458,235    $5,231,768    $5,054,202
     Foreign...................................   3,914,344     4,556,296     3,327,025
                                                 ----------    ----------    ----------
          Total................................  $8,372,579    $9,788,064    $8,381,227
                                                 ==========    ==========    ==========
Provision for income taxes:
  Current
     Federal...................................  $  262,523    $  881,122    $1,467,145
     State.....................................       1,600         1,600         1,600
     Foreign...................................     891,006     1,601,453       727,367
                                                 ----------    ----------    ----------
                                                  1,155,129     2,484,175     2,196,112
  Deferred
     Federal...................................   1,136,708       972,350       724,177
     State.....................................     312,054       (30,704)     (152,593)
     Foreign...................................     464,776       261,742       288,744
                                                 ----------    ----------    ----------
                                                  1,913,538     1,203,388       860,328
                                                 ----------    ----------    ----------
          Total................................  $3,068,667    $3,687,563    $3,056,440
                                                 ==========    ==========    ==========

     The difference between the Company's effective income tax rate and the United States federal statutory rate are as follows:

                                                               FOR THE YEARS ENDED
                                                                    MARCH 31,
                                                             ------------------------
                                                             1999      1998      1997
                                                             ----      ----      ----
Federal statutory rate.....................................  34.0%     34.0%     34.0%
State taxes, net of federal benefit........................   2.5%     (0.2)%      --
Other......................................................   0.2%      3.9%      2.5%
                                                             ----      ----      ----
          Total............................................  36.7%     37.7%     36.5%
                                                             ====      ====      ====

                         ALIGN-RITE INTERNATIONAL, INC.

     The components of temporary differences which give rise to the Company's net deferred taxes at March 31, 1999 and 1998 are as follows:

                                                               1999           1998
                                                            -----------    -----------
Deferred tax assets:
  State tax credits.......................................  $   621,648    $   426,991
  Inventory capitalization................................      225,369             --
  AMT credit..............................................      233,000             --
  Foreign accrued interest................................      497,583        462,514
  Deferred revenue........................................      212,114             --
  Net operating losses....................................      164,854         29,372
  Other...................................................      430,021        307,131
                                                            -----------    -----------
                                                              2,384,589      1,226,008
  Valuation allowance.....................................           --        (29,372)
                                                            -----------    -----------
  Gross deferred tax assets...............................    2,384,589      1,196,636

Deferred tax liabilities:
  Depreciation and amortization...........................   (6,409,606)    (3,306,394)
  Other...................................................      (59,240)       (60,961)
                                                            -----------    -----------
  Gross deferred tax liabilities..........................   (6,468,846)    (3,367,355)
                                                            -----------    -----------
  Net deferred taxes......................................  $(4,084,257)   $(2,170,719)
                                                            ===========    ===========

     As a result of the Company's earnings history, management believes that a valuation allowance for the Company's gross deferred tax assets was not required at March 31, 1999. A valuation allowance of $29,372 was provided at March 31, 1998 based primarily on carryforward amounts which were not expected to be utilized by the foreign entity relating to capital leases and net operating loss carryforwards.

     At March 31, 1999, the Company had a federal operating loss carryforward of approximately $165,000 which begins to expire in 2019. For State Franchise Tax purposes in 1999 and 1998, the Company generated excess California prior year manufacturers' investment credits of approximately $622,000 and $430,000, respectively; these credits begin expiring in 2005.

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

                         ALIGN-RITE INTERNATIONAL, INC.

     Future minimum lease payments related to noncancelable operating leases at March 31, 1999 are summarized below:

                                                              OPERATING
                                                                LEASES
                                                              ----------
2000........................................................  $  873,545
2001........................................................     675,203
2002........................................................     648,511
2003........................................................     667,713
2004........................................................     668,863
Thereafter..................................................   2,050,369
                                                              ----------
                                                              $5,584,204
                                                              ==========

     Rent expense for the years ended March 31, 1999, 1998 and 1997 was $1,013,571, $847,254 and $489,991, respectively.

 9. NET INCOME PER COMMON SHARE

     In 1998, the Company adopted SFAS No. 128, "Earnings Per Share." This statement requires dual presentation of newly defined basic and diluted earnings per shares ("EPS") on the face of the income statement for all entities with complex capital structures. The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations for the years ended March 31, 1999, 1998 and 1997:

                                                   INCOME          SHARES        PER SHARE
                                                 (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                 -----------    -------------    ---------
Year Ended March 31, 1999:
  Basic EPS....................................  $5,303,912       4,495,200        $1.18
  Effect of dilutive securities:
     Stock Options.............................          --         374,219
                                                 ----------       ---------
  Diluted EPS..................................  $5,303,912       4,869,419        $1.09
                                                 ==========       =========
Year Ended March 31, 1998:
  Basic EPS....................................  $6,100,501       4,439,147        $1.37
  Effect of dilutive securities:
     Stock Options.............................          --         426,029
                                                 ----------       ---------
  Diluted EPS..................................  $6,100,501       4,865,176        $1.25
                                                 ==========       =========
Year Ended March 31, 1997:
  Basic EPS....................................  $5,324,787       4,386,387        $1.21
  Effect of dilutive securities:
     Stock Options.............................          --         412,366
                                                 ----------       ---------
  Diluted EPS..................................  $5,324,787       4,798,753        $1.11
                                                 ==========       =========

     The computation of Diluted EPS excludes the effect of unexercised anti-dilutive securities. The numbers of such securities excluded were approximately 189,000, 138,000 and 136,000 for the years ended March 31, 1999, 1998 and 1997, respectively.

10. RETIREMENT PLANS:

     Effective October 1, 1994, ARC established a qualified 401(k) Profit Sharing Plan (the "Plan") available to all employees who meet the Plan's eligibility requirements. Employees can elect to contribute from 1% to 15% of their earnings to the Plan. This Plan, which is a defined contribution plan, provides that ARC will, at its discretion, make contributions to the Plan on a periodic basis. Additionally, the employer will

                         ALIGN-RITE INTERNATIONAL, INC.

match 25% of the first 6% of the employees contribution, which amounts vest over five years. Terminations and forfeitures from the Plan are used to reduce the employer's contribution. ARC made contributions to the Plan of $80,241, $68,380 and $48,241 in 1999, 1998, and 1997.

     In the United Kingdom, two defined contribution plans exist: the Standard Life Pension Scheme and the Standard Life Executive Pension Scheme (the "Plans"). The Plans are Inland Revenue approved plans. ARL contributes between 4% and 10% of the employees current salary for all member employees and contributes 8% for one employee in regards to the Executive Scheme. Membership in the Plans is subject to a qualifying period to be specified for each individual. Employer contributions to the Plans in 1999, 1998 and 1997 were $88,310, $66,438 and $22,423, respectively.

11. EMPLOYEE STOCK PURCHASE PLAN

     The Company has an Employee Stock Purchase Plan which enables substantially all employees to purchase shares of Common Stock on annual offering dates at a purchase price of 85% of the fair market value of the shares on the grant date or, if lower, 85% of the fair market value of the shares on the exercise date. A maximum of 75,000 shares are authorized for subscription, of which 7,007, 7,020 and 5,116 shares were purchased in the fourth quarter of 1999, 1998 and 1997 at $9.88, $9.67 and $9.35 per share, respectively.

12. STOCK OPTION PLANS:

     ARI adopted an Employee Share Option Scheme in 1987 (the "1987 Plan"), in which share options were granted to executives and key employees to purchase ARI's Ordinary Shares. After giving effect to the Company's initial public offering, 354,625 options were outstanding and exercisable. As of March 31, 1999, the Company had 166,165 shares outstanding under the 1987 Plan. Upon exercise, these shares are exchangeable on a one-for-one basis with the Common Stock of the Company. No future grants of options under the 1987 Plan will be made. Options granted prior to August 31, 1994 expire ten years from the date of grant. Options granted subsequent to August 31, 1994 expire five years from the date of grant. Options automatically expire thirty days after termination of employment.

     In April 1995, the Company and its shareholders adopted a Stock Option Plan (the "1995 Plan"). Under the 1995 Plan, awards of any combination of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights and performance shares may be granted to executives and key employees to purchase 415,000 shares of the Company's Common Stock. An additional 150,000 awards were authorized for grant in September of 1998.

     Incentive stock options shall be no less than 100% of the fair market value of the Company's Common Stock on the date of grant (110% if granted to an employee who owns 10% or more of the Common Stock). No incentive stock option may be granted to anyone other than a full-time employee of the Company. Options expire ten years after the date of grant and automatically expire ninety days after termination of employment.

                         ALIGN-RITE INTERNATIONAL, INC.

     A summary of the status of the Company's stock options as of March 31, 1999, 1998 and 1997, and the changes during the years ended on those dates, are presented below:

                                         1999                    1998                    1997
                                 --------------------    --------------------    --------------------
                                            WEIGHTED                WEIGHTED                WEIGHTED
                                 NUMBER      AVERAGE     NUMBER      AVERAGE     NUMBER      AVERAGE
                                   OF       PRICE PER      OF       PRICE PER      OF       PRICE PER
                                 SHARES       SHARE      SHARES       SHARE      SHARES       SHARE
                                 -------    ---------    -------    ---------    -------    ---------
Balance, beginning.............  564,075     $ 4.21      547,762     $ 2.83      596,521     $ 2.43
Options granted................   87,295     $12.71       58,500     $15.56       18,500     $11.30
Options canceled...............  (20,051)    $15.26       (1,015)    $ 2.20       (3,002)    $ 8.25
Options exercised..............  (68,592)    $ 2.38      (41,172)    $ 2.06      (64,257)    $ 1.31
                                 -------                 -------                 -------
Balance, end...................  562,727     $ 5.33      564,075     $ 4.21      547,762     $ 2.83
                                 =======                 =======                 =======
Options exercisable at
  year-end.....................  402,087     $ 4.13      417,307     $ 2.97      414,652     $ 2.11
                                 =======                 =======                 =======
Weighted average fair value of
  options granted during the
  year.........................              $ 9.86                  $ 9.02                  $ 4.32
                                             ======                  ======                  ======
Options available for grant....  156,927
                                 =======

     The following table summarizes information about stock options outstanding at March 31, 1999:

                                                            OUTSTANDING                 EXERCISABLE
                                                  --------------------------------   ------------------
                                                             WEIGHTED
                                                              AVERAGE     WEIGHTED             WEIGHTED
                                                             REMAINING    AVERAGE              AVERAGE
                                                            CONTRACTUAL   EXERCISE             EXERCISE
              EXERCISE PRICE RANGE                SHARES       LIFE        PRICE     SHARES     PRICE
              --------------------                -------   -----------   --------   -------   --------
$0 to $5.00.....................................  392,561       4.0        $ 2.22    314,583    $ 1.94
$5.01 to $10.00.................................   27,171       7.0        $ 8.31     26,671    $ 8.29
$10.01 to $15.00................................  108,995       9.0        $12.45     43,165    $12.56
$15.01 to $20.00................................   34,000       8.5        $16.14     17,668    $16.18
                                                  -------                            -------
  $0 to $20.00..................................  562,727       5.4        $ 5.33    402,087    $ 4.13
                                                  =======                            =======

     The fair value of options granted during 1999, 1998 and 1997 approximated $861,000, $323,000 and $196,000, respectively, on the dates of grants using the Black-Scholes option-pricing model with the following assumptions: (i) divided yield of 0%, (ii) expected volatility of 62%, 61% and 40% for 1999, 1998 and 1997, respectively, (iii) weighted average risk-free interest rates of 5.25%, a range between 6.1% to 6.6% and 6.5% for 1999, 1998 and 1997, respectively, (iv) weighted average expected life of 10.0, 5.0 and 5.0 years for 1999, 1998 and 1997, respectively and (v) assumed forfeiture rate of 0%, 1% and 1% for 1999, 1998 and 1997, respectively.

                         ALIGN-RITE INTERNATIONAL, INC.

     Had compensation costs for the Company's stock option and purchase plans been determined based upon the methodology prescribed under SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts below:

                                                              UNAUDITED
                                                              PRO FORMA
                                                              ----------
Year Ended March 31, 1999
  Net income................................................  $4,434,457
  Basic earnings per share..................................        0.99
  Diluted earnings per share................................        0.91
Year Ended March 31, 1998
  Net income................................................  $5,636,065
  Basic earnings per share..................................        1.27
  Diluted earnings per share................................        1.16
Year Ended March 31, 1997
  Net income................................................  $5,128,821
  Basic earnings per share..................................        1.17
  Diluted earnings per share................................        1.07

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts, and additional awards in future years are anticipated.

     Options granted in connection with the 1987 Plan and 1995 Plan were at exercise prices denominated in British pounds and U.S. dollars, respectively. The price per share for options issued prior to April 1, 1995, in terms of U.S. dollars, using the March 31, 1997 exchange rate, ranged from $.82 to $2.82.

     On July 25, 1995, the Company granted 111,396 options at an exercise price of $3.32 per share to the Chairman and Chief Executive Officer which vest at a rate of 10% per year except the last installment which vests 60 days prior to the tenth anniversary of the grant. Additionally, any unvested options will automatically vest in the event of death, disability, termination without cause, or if a change-in-control occurs. The difference between the option grant price and the fair market value of the Common Stock at the date of grant (total of $1,106,160) will be charged to operations at a rate of 10% per year.

     The Company has reserved 719,654 shares of Common Stock for issuance upon the exercise of options.

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

                         ALIGN-RITE INTERNATIONAL, INC.

     The Company's customers are concentrated in the United States and Europe, primarily within the high technology industry. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information and, to date, such losses have been within management's expectations. During the years ended March 31, 1999, 1998 and 1997, net sales, as a percentage of consolidated net sales, of its largest customers is as follows:

                                      1999                         1998                         1997
                           --------------------------   --------------------------   --------------------------
                                        PERCENTAGE OF                PERCENTAGE OF                PERCENTAGE OF
                             AMOUNT       NET SALES       AMOUNT       NET SALES       AMOUNT       NET SALES
                           ----------   -------------   ----------   -------------   ----------   -------------
Customer A...............  $4,951,045         9.4%      $4,159,612        8.9%       $5,253,000       13.8%
Customer B...............   3,743,562         7.1%       3,748,399        8.0%        2,458,000        6.5%
Customer C...............   3,669,631         7.0%       3,650,696        7.8%        2,382,000        6.3%
                                            -----                        ----                         ----
                                             23.5%                       24.7%                        26.6%
                                            =====                        ====                         ====

14. SEGMENT INFORMATION

     As described in Note 2, the Company adopted SFAS No. 131 in fiscal year 1999. The Company has two reportable business segments: the United States and Europe.

     The Company conducts operations worldwide and is managed on a geographical basis, with those geographic segments being the United States and Europe. The United States segment, which is based in Burbank, California, covers the U.S., Canada and Latin America. The European segment, which is based in Bridgend, Wales and Heilbronn, Germany, covers all European countries. Sales to Asia Pacific from both segments are immaterial to the group and therefore, not deemed a separate segment. The Company's operations are primarily concentrated in the United States and Europe.

     The accounting policies of the geographic segments are the same as those described in the summary of significant accounting policies. The Company allocates resources to and evaluates performance of its geographic segments based on operating income. Transfers between geographic areas have not been significant and are recorded using internal transfer prices set by the Company.

                                                    FOR FISCAL YEAR MARCH 31, 1999
                                              -------------------------------------------
                                              UNITED STATES      EUROPE          TOTAL
                                              -------------    -----------    -----------
Net revenue from unaffiliated customers.....   $29,649,805     $22,792,715    $52,442,520
                                               ===========     ===========    ===========
Income from operations......................   $ 3,820,662     $ 4,675,647    $ 8,496,309
                                               ===========     ===========    ===========
Depreciation and amortization...............   $ 2,955,000     $ 3,034,157    $ 5,989,157
                                               ===========     ===========    ===========
Long-lived assets...........................   $33,238,531     $28,903,192    $62,141,723
                                               ===========     ===========    ===========
Identifiable assets.........................   $42,039,081     $38,252,557    $80,291,638
                                               ===========     ===========    ===========

                                                    FOR FISCAL YEAR MARCH 31, 1998
                                              -------------------------------------------
                                              UNITED STATES      EUROPE          TOTAL
                                              -------------    -----------    -----------
Net revenue from unaffiliated customers.....   $27,467,497     $19,253,557    $46,721,054
                                               ===========     ===========    ===========
Income from operations......................   $ 4,378,444     $ 5,155,605    $ 9,534,049
                                               ===========     ===========    ===========
Depreciation and amortization...............   $ 2,525,601     $ 1,754,953    $ 4,280,554
                                               ===========     ===========    ===========
Long-lived assets...........................   $20,972,311     $13,517,679    $34,489,990
                                               ===========     ===========    ===========
Identifiable assets.........................   $28,697,454     $22,430,708    $51,128,162
                                               ===========     ===========    ===========

                         ALIGN-RITE INTERNATIONAL, INC.

                                                    FOR FISCAL YEAR MARCH 31, 1997
                                              -------------------------------------------
                                              UNITED STATES      EUROPE          TOTAL
                                              -------------    -----------    -----------
Net revenue from unaffiliated customers.....   $25,868,264     $12,132,333    $38,000,597
                                               ===========     ===========    ===========
Income from operations......................   $ 4,930,530     $ 3,134,604    $ 8,065,134
                                               ===========     ===========    ===========
Depreciation and amortization...............   $ 1,765,281     $ 1,008,665    $ 2,773,946
                                               ===========     ===========    ===========
Long-lived assets...........................   $13,522,995     $ 8,566,077    $22,089,072
                                               ===========     ===========    ===========
Identifiable assets.........................   $24,867,768     $13,912,904    $38,780,672
                                               ===========     ===========    ===========

15. QUARTERLY FINANCIAL SUMMARY -- UNAUDITED

                                                                      QUARTERS
                                                      ----------------------------------------
          FOR THE YEARS ENDED MARCH 31,                FIRST     SECOND      THIRD     FOURTH
          -----------------------------               -------    -------    -------    -------
                                                         (THOUSANDS, EXCEPT PER SHARE DATA)
1999
Revenues..........................................    $13,690    $13,993    $12,082    $12,677
Gross profit......................................      5,138      5,360      3,612      3,923
Income before provision for income taxes..........      2,870      2,907      1,185      1,410
Net income                                              1,785      1,811        805        903
Earnings per share:
  Basic...........................................    $  0.40    $  0.40    $  0.18    $  0.20
  Diluted.........................................       0.36       0.37       0.17       0.19
1998
Revenues..........................................    $10,616    $11,424    $11,689    $12,992
Gross profit......................................      4,130      4,293      4,349      4,713
Income before provision for income taxes..........      2,340      2,390      2,377      2,681
Net income........................................      1,448      1,491      1,480      1,682
Earnings per share:
  Basic...........................................    $  0.33    $  0.34    $  0.34    $  0.38
  Diluted.........................................       0.33       0.31       0.30       0.34

16. SUBSEQUENT EVENT -- UNAUDITED

     On May 24, 1999, the Company signed a non-binding letter of intent to purchase Harris Corporation's Imaging Technology Group (ITG) semiconductor business unit, a photomask manufacturer located in Melbourne, Florida. The acquisition is subject to a number of conditions, including the preparation, negotiation and approval of a definitive agreement, satisfactory completion of due diligence, obtaining required regulatory and other approvals, and final agreement on the financial terms of the transaction terms of the agreement have not been disclosed.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Align-Rite International, Inc.

     Our report on the consolidated financial statements of Align-Rite International, Inc. and its subsidiaries is included on page 18 of this Form 10-K. In connection with our audits of such financial statements, we have audited the related financial statement schedule as of March 31, 1999, 1998 and 1997 and for each of the three years in the period ended March 31, 1999, as included on page 17 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

PricewaterhouseCoopers LLP

Los Angeles, California
May 28, 1999

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                              BALANCE AT     CHARGED    CREDITED TO   DEDUCTIONS   BALANCE AT
                                             BEGINNING OF   COSTS AND      OTHER         FROM        END OF
                                                PERIOD      EXPENSES     ACCOUNTS      RESERVES      PERIOD
                                             ------------   ---------   -----------   ----------   ----------
Year ended March 31, 1999
  Allowance for doubtful receivables.......    $278,495     $179,662           --           --      $458,157
  Deferred tax asset valuation allowance...    $ 29,372           --           --      $29,372      $     --
Year ended March 31, 1998
  Allowance for doubtful receivables.......    $271,493     $  7,002           --           --      $278,495
  Deferred tax asset valuation allowance...    $ 26,000     $  3,372           --           --      $ 29,372
Year ended March 31, 1997
  Allowance for doubtful receivables.......    $152,633           --     $118,860           --      $271,493
  Deferred tax asset valuation allowance...    $ 26,000           --           --           --      $ 26,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required under this Item is incorporated by reference from the Company's definitive Proxy Statement to be filed in connection with the Company's 1999 annual meeting of shareholders. Reference is made to that portion of the Proxy Statement entitled "Election of Directors." In addition, information regarding executive officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION AND RELATED MATTERS

     Information required under this Item is incorporated by reference from the Company's definitive Proxy Statement to be filed in connection with the Company's 1999 annual meeting of shareholders. Reference is made to that portion of the Proxy Statement entitled "Executive Compensation and Other Information."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required under this Item is incorporated by reference from the Company's definitive Proxy Statement to be filed in connection with the Company's 1999 annual meeting of shareholders. Reference is made to that portion of the Proxy Statement entitled "Security Ownership of Principal Shareholders and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required under this Item is incorporated by reference from the Company's definitive Proxy Statement to be filed in connection with the Company's 1999 annual meeting of shareholders. Reference is made to that portion of the Proxy Statement entitled "Executive Compensation and Other Information" and "Certain Transactions."

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

     3. REPORT ON FORM 8-K

     None.

     4. EXHIBITS

    EXHIBIT
    NUMBER                       DESCRIPTION OF EXHIBIT
    -------                      ----------------------
       3.1    Articles of Incorporation of the Company, previously filed as Exhibit 3.1 to Registration Statement No. 33-91978, on
              Form S-1, which is incorporated herein by reference.
       3.2    Form of Amended and Restated Articles of Incorporation of
              the Company filed as Exhibit 3.2 to Registration Statement
              No. 33-91978, on Form S-1, which is incorporated herein by reference.
       3.3    Bylaws of the Company filed as Exhibit 3.3 to Registration
              Statement No. 33-91978, on Form S-1, which is incorporated herein by reference.
      10.1    Forms of Indemnity Agreement between the Company and each of its executive officers and directors filed as Exhibit 10.1 to Registration Statement No. 33-91978, on Form S-1, which is incorporated herein by reference.
      10.2    Align-Rite International, Inc. Stock Option Plan filed as
              Exhibit 10.2 to Registration Statement No. 33-91978, on Form
              S-1, which is incorporated herein by reference.
      10.3    Letter of Advice of Borrowing Terms dated April 20, 1995,
              between National Westminster Bank and ARL, Letter of Credit dated September 15, 1994 between National Westminster Bank and ARL and Mortgage Debenture dated February 10, 1992
              between National Westminster Bank and ARL filed as Exhibit
              10.4 to Registration Statement No. 33-91978, on Form S-1,
              which is incorporated herein by reference.
      10.4    Lease dated January 18, 1980 between Walton Emmick and Form of Lease between ARC and Denise McLaughlan, Sharyn Schrick, and Sandra Bowman, for ARC's corporate headquarters located at 2428 Ontario Street, Burbank, California filed as Exhibit
              10.5 to Registration Statement No. 33-91978 on Form S-1,
              which is incorporated herein by reference.
      10.5    Lease dated April 12, 1995 between Shire Family Trusts and
              ARC, for part of ARC's corporate headquarters located at
              2504 Ontario Street, Burbank, California filed as Exhibit
              10.6 to Registration Statement No. 33-91978 on Form S-1,
              which is incorporated herein by reference.
      10.6    Agreement dated May 30, 1984 between MGC and ARL under Lease dated May 30, 1984 between MGC and ARL and Agreement
              relating to the Leasehold Property dated March 24, 1992, for headquarters located at 1 Technology Drive, Bridgend, Wales,
              U.K. filed as Exhibit 10.7 to Registration Statement No.
              33-91978 on Form S-1, which is incorporated herein by
              reference.
      10.7    Master Equipment Sub-Lease Agreement dated May 30, 1984
              between MGC and ARL, Agreement dated March 24, 1992 between
              MGC, ARL and ARI and Lease Payment Restructuring Agreement
              dated January 27, 1994 between MGC, ARL and ARI filed as
              Exhibit 10.8 to Registration Statement No. 33-91978 on Form
              S-1, which is incorporated herein by reference.
      10.8    Shareholders Agreement dated May 30, 1984 between MGC, the several persons listed on Schedule 1 attached thereto and
              ARC and Supplemental Shareholders Agreement dated March 26,
              1986 between MGC and ARI filed as Exhibit 10.9 to
              Registration Statement No. 33-91978 on Form S-1, which is
              incorporated herein by reference.

    EXHIBIT
    NUMBER                       DESCRIPTION OF EXHIBIT
    -------                      ----------------------
      10.9    Form of Debenture dated March 16, 1988 between ARI and each of WGTC Nominees Limited, Prutec Limited, F&C Enterprise
              Trust PLC, H&Q Ventures IV, H&Q Ventures International IV
              and Hamquist (the "Loan Parties"), and Form of Deed of
              Amendment dated December 24, 1990 between ARI and each of
              the Loan Parties, with a Schedule attached hereto listing
              debenture amounts for each of the Loan Parties filed as
              Exhibit 10.10 to Registration Statement No. 33-91978 on Form
              S-1, which is incorporated herein by reference.
     10.10    Letters dated October 12, 1993 and October 18, 1994 from the
              Secretary of State for Wales ("Wales") to ARL for Grants to
              ARL, Notification Letter dated April 21, 1995 from
              PricewaterhouseCoopers LLP to Wales and Consent Letter dated
              April 24, 1995 from Wales to ARL filed as Exhibit 10.11 to
              Registration Statement No. 33-91978 on Form S-1, which is
              incorporated herein by reference.
     10.11    Employment Agreement dated March 31, 1995 between James L.
              Mac Donald and the Company filed as Exhibit 10.12 to
              Registration Statement No. 33-91978 on Form S-1, which is
              incorporated herein by reference.
     10.13    The Rules and Ancillary Documentation for Align-Rite
              International, Plc Employee Share Option Scheme, as amended, filed as Exhibit 10.14 to Registration Statement No.
              33-91978, on Form S-1, which is incorporated herein by
              reference.
     10.14    Strategic Relationship Agreement, dated April 1, 1993, among
              Harris and ARI, ARC and ARL filed as Exhibit 10.15 to
              Registration Statement No. 33-91978, on Form S-1, which is incorporated herein by reference.
     10.15    ETEC Core System Purchase Agreement between Etec Systems,
              Inc. and filed as Exhibit 10.16 to Registration Statement
              No. 33-91978, on Form S-1, which is incorporated herein by reference.
     10.16    Align-Rite International, Inc. Employee Stock Purchase Plan
              filed as Exhibit 10.1 to Registration Statement No. 33-00232 on Form S-8, which is incorporated herein by reference.
     10.17    1998 Credit Agreement -- Align-Rite
              Corporation -- Align-Rite Corporation 1998 Credit Agreement
              filed as Exhibit 10.17 to Align-Rite International, Inc.
              Annual Report on Form 10-K for the year ended March 31,
              1998, which is incorporated herein by reference.
     10.18    Amendment of Commercial Credit Agreements -- Align-Rite
              International, Inc. -- Align-Rite International, Inc.
              Amendment of Commercial Credit Agreements filed as Exhibit
              10.18 to Align-Rite International, Inc. Annual Report on
              Form 10-K for the year ended March 31, 1998, which is
              incorporated herein by reference.
        21    Subsidiaries of the Registrant.
        23    Consent of PricewaterhouseCoopers LLP.
        27    Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ALIGN-RITE INTERNATIONAL, INC.

Date: June 29, 1999                       By:    /s/ JAMES L. MAC DONALD
                                            ------------------------------------
                                                    James L. Mac Donald
                                              Chairman of the Board, President
                                                and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                /s/ JAMES L. MAC DONALD                   Date: June 29, 1999
--------------------------------------------------------
                  James L. Mac Donald
          Chairman of the Board, President and
                Chief Executive Officer

                 /s/ PETAR N. KATURICH                    Date: June 29, 1999
--------------------------------------------------------
                   Petar N. Katurich
                Vice President Finance,
                Chief Financial Officer,
                 Secretary and Director

                    /s/ GEORGE WELLS                      Date: June 29, 1999
--------------------------------------------------------
                      George Wells
                        Director

                   /s/ WILLIAM ELDER                      Date: June 28, 1999
--------------------------------------------------------
                     William Elder
                        Director

                    /s/ ALAN DUNCAN                       Date: June 29, 1999
--------------------------------------------------------
                      Alan Duncan
                        Director