Form 10-Q
period 1999-06-30
ALIGN RITE INTERNATIONAL INC
filed 1999-08-16
CIK 945122

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 026240

                         ALIGN-RITE INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                     95-4528353
       (STATE OF OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

         2428 ONTARIO ST. BURBANK, CA                              91504
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                               OUTSTANDING AT JULY 9, 1999
                    -----                               ---------------------------
         Common Stock, $.01 par value                         4,547,279 Shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         ALIGN-RITE INTERNATIONAL, INC.

                                     INDEX

                                                                       PAGE
                                                                       ----
                       PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (unaudited)
         Consolidated Balance Sheets at June 30, 1999 and March 31,
         1999........................................................    3
         Consolidated Statements of Operations for the Three Months
         ended June 30, 1999 and 1998................................    4
         Consolidated Statements of Comprehensive Income for the
         Three Months ended June 30, 1999 and 1998...................    5
         Consolidated Statements of Cash Flows for the Three Months
         ended June 30, 1999 and 1998................................    6
         Notes to Consolidated Financial Statements..................    7
         Management's Discussion and Analysis of Results of
Item 2.  Operations and Financial Condition..........................    9
         Quantitative and Qualitative Disclosures about Market
Item 3.  Risk........................................................   12

                      PART II. FINANCIAL INFORMATION
Item 6.  Exhibits and Reports on Form 8-K............................   13
         Signatures..................................................   14
         Statement Regarding Computation of Earnings Per Share.......   15

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         ALIGN-RITE INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                          (UNAUDITED -- 000'S OMITTED)

                                     ASSETS

                                                              AT JUNE 30,    AT MARCH 31,
                                                                 1999            1999
                                                              -----------    ------------
Current assets:
  Cash and cash equivalents.................................    $ 4,550        $ 6,328
  Accounts receivable, net..................................      8,250          7,171
  Inventories, primary raw materials........................      2,941          2,882
  Prepaid and other current assets..........................      1,403          1,318
                                                                -------        -------
          Total current assets..............................     17,144         17,699
Property and equipment, net.................................     60,223         61,333
Other assets................................................      1,508          1,259
                                                                -------        -------
          Total assets......................................    $78,875        $80,291
                                                                =======        =======

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable....................................    $ 3,939        $ 4,182
  Equipment payables, current portion.......................      2,908          7,636
  Accrued expenses and other................................      2,754          3,328
  Taxes payable.............................................        930            423
                                                                -------        -------
          Total current liabilities.........................     10,531         15,569
Equipment payables, long-term portion.......................     10,760         10,008
Long-Term Debt..............................................      7,200          5,200
Deferred taxes..............................................      5,355          5,355
Other liabilities...........................................        774            857
Shareholders' equity:
Common stock:
  Authorized -- 35,000 shares $.01 par value;
     Issued -- 4,548 and 4,540 shares, respectively.........         45             45
Additional paid-in capital..................................     19,107         19,045
Retained earnings...........................................     25,206         24,098
Accumulated other comprehensive income......................       (103)           114
                                                                -------        -------
          Total shareholders' equity........................     44,255         43,302
                                                                -------        -------
          Total liabilities and shareholders' equity........    $78,875        $80,291
                                                                =======        =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         ALIGN-RITE INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED JUNE 30,
              (UNAUDITED -- 000'S OMITTED, EXCEPT PER SHARE DATA)

                                                               1999       1998
                                                              -------    -------
Net sales...................................................  $13,361    $13,690
Cost of sales...............................................    9,066      8,552
                                                              -------    -------
  Gross profit..............................................    4,295      5,138
Selling, general and administrative expenses................    2,238      2,102
Research and development....................................      259        202
                                                              -------    -------
  Income from operations....................................    1,798      2,834
Interest income (expense) and other, net....................      (70)        36
                                                              -------    -------
Income before provision for income taxes....................    1,728      2,870
Provision for income taxes..................................      620      1,085
                                                              -------    -------
Net income..................................................  $ 1,108    $ 1,785
                                                              =======    =======
Per share information:
  Basic earnings per share..................................  $   .24    $   .40
  Shares used in per share computation......................    4,547      4,468
  Diluted earnings per share................................  $   .23    $   .36
  Shares used in per share computation......................    4,882      4,893

  The accompanying notes are an integral part of these consolidated financial statements.

                         ALIGN-RITE INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                      FOR THE THREE MONTHS ENDED JUNE 30,
                          (UNAUDITED -- 000'S OMITTED)

                                                               1999      1998
                                                              ------    ------
Net income..................................................  $1,108    $1,785
Other comprehensive income:
  Foreign currency translation adjustments..................    (217)       25
                                                              ------    ------
Comprehensive income........................................  $  891    $1,810
                                                              ======    ======

  The accompanying notes are an integral part of these consolidated financial statements.

                         ALIGN-RITE INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED JUNE 30,
                          (UNAUDITED -- 000'S OMITTED)

                                                               1999       1998
                                                              -------    -------
Cash flows from operating activities:
Net income:.................................................  $ 1,108    $ 1,785
Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
  Depreciation and amortization.............................    1,795      1,368
  Bad debt expense..........................................        2         --
  Compensation related to stock options granted.............       27         27
Changes in assets and liabilities:
  Accounts receivable.......................................   (1,107)      (560)
  Inventories...............................................      (68)       (21)
  Prepaids and other assets.................................     (387)       104
  Trade accounts payable....................................     (195)     2,202
  Equipment Payables........................................   (4,728)        --
  Accrued expenses and other liabilities....................     (100)       (83)
                                                              -------    -------
       Net cash (used in) provided by operating
        activities..........................................   (3,653)     4,822
                                                              -------    -------
Cash flows from investing activities:
  Purchase of property and equipment........................     (109)    (6,503)
                                                              -------    -------
       Net cash used in investing activities................     (109)    (6,503)
Cash flows from financing activities:
  Proceeds from line of credit..............................    2,000         --
  Stock options exercised...................................       14          9
                                                              -------    -------
       Net cash provided by financing activities............    2,014          9
                                                              -------    -------
Effect of exchange rate on cash.............................      (30)         8
Net decrease in cash........................................   (1,778)    (1,664)
                                                              -------    -------
Cash and cash equivalents, beginning of year................    6,328      5,523
                                                              -------    -------
Cash and cash equivalents, end of year......................  $ 4,550    $ 3,859
                                                              =======    =======
Supplemental disclosure of cash flow information:
  Cash paid during the three months ended June 30 for:
       Income taxes.........................................  $    --    $   275
Non-cash activities:
  Equipment purchases to be refinanced under available lines
     of credit..............................................  $   752    $    --

  The accompanying notes are an integral part of these consolidated financial statements.

                         ALIGN-RITE INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999
                                  (UNAUDITED)

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the accompanying consolidated balance sheets and related interim consolidated statements of operations and cash flows include all adjustments (consisting only of normal recurring items) considered necessary for their fair presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. The consolidated results of operations for the three months ended June 30, 1999 are not necessarily indicative of results to be expected for the year ended March 31, 2000. The information included in this Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of March 31, 1999 and 1998 and for the three years in the period ended March 31, 1999 as filed on Form 10K. Certain items shown in the prior financial statements have been reclassified to conform with the presentation of the current period.

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

2. SEGMENT INFORMATION

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

                                                        FOR THE THREE MONTHS ENDED JUNE 30, 1999
                                                       ------------------------------------------
                                                       UNITED STATES      EUROPE         TOTAL
                                                       -------------    ----------    -----------
Net revenue from unaffiliated customers..............   $7,748,000      $5,613,000    $13,361,000
                                                        ==========      ==========    ===========
Income from operations...............................   $  635,000      $1,163,000    $ 1,798,000
                                                        ==========      ==========    ===========
Deprecation and amortization.........................   $  850,000      $  894,000    $ 1,795,000
                                                        ==========      ==========    ===========

                                                        FOR THE THREE MONTHS ENDED JUNE 30, 1998
                                                       ------------------------------------------
                                                       UNITED STATES      EUROPE         TOTAL
                                                       -------------    ----------    -----------
Net revenue from unaffiliated customers..............   $7,502,000      $6,188,000    $13,690,000
                                                        ==========      ==========    ===========
Income from operations...............................   $1,135,000      $1,699,000    $ 2,834,000
                                                        ==========      ==========    ===========
Deprecation and amortization.........................   $  780,000      $  588,000    $ 1,368,000
                                                        ==========      ==========    ===========

3. ACQUISITION

     On July 2, 1999, the Company completed the acquisition of Harris Imaging Technology Group (ITG), a photomask manufacturer located in Melbourne, Florida for approximately $13,250,000. The acquisition will be accounted for as a purchase and is not material to the financial position or results of operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Net sales for the three months ended June 30, 1999, decreased 2% to $13,361,000, compared to $13,690,000 in the same period in the prior fiscal year. The decrease in net sales for the quarter of 2% is primarily due to a decrease in customer demand as a result of the prevailing lackluster rate of new design activity throughout the semiconductor industry. The Company continues to experience strong competitive conditions including product-pricing pressures in most sectors of the photomask market. Average selling prices have declined compared to the prior year. However, the Company achieved a 5% sequential increase as pricing pressures, while not improving dramatically, have stabilized throughout the industry.

     European net sales for the three months ended June 30, 1999 decreased 9% to $5,613,000, compared with $6,188,000 for the same period in the prior year. United States net sales for the three months ended June 30, 1999 increased 3% to $7,748,000, compared with $7,502,000 in the same period of the prior year.

     Gross profit as a percentage of net sales for the three months ended June 30, 1999, decreased to 32.1%, compared to 37.5% in the same period in the prior year. The decrease in gross profit as a percentage of net sales for the three months ended June 30, 1999 is primarily attributable to higher operating costs, lower capacity utilization and product pricing pressures. Depreciation expense for June 30, 1999 increased 28% to $1,744,000, compared to $1,368,000 in the prior fiscal year. As the Company continues to invest in capital equipment to keep pace with increased demand, the Company anticipates that its gross profit will fluctuate slightly based on the timing of equipment purchases and related increases in depreciation expense.

     Selling, general and administrative expenses include salaries of sales personnel, marketing expense, general and administrative expense and product distribution expense. Selling, general and administration expenses for the three months ended June 30, 1999 increased slightly to $2,238,000, compared with $2,102,000, in the prior fiscal year. Selling general and administrative expenses as a percentage of net sales increased to 16.8%, compared with 15.4% in the same period in the prior year. The Company believes selling, general and administrative, as a percentage of sales will remain at approximately 16%.

     Research and development ("R&D") expense is comprised primarily of personnel costs, material consumption, depreciation and engineering costs. The Company spent $259,000 for the three months ended June 30, 1999, compared to $202,000 in the related prior period. The Company believes it will continue to spend approximately 2% to 3% of sales on R&D related projects. The Company anticipates that R&D expense will continue to increase in absolute terms and as a percentage of sales in the future, reflecting its strategy of advancing their technology.

     Interest income was $28,000 for the three months ended June 30, 1999, as compared to $36,000 for the same period in the prior year. The amounts for interest income are relatively consistent as the Company maintained a slightly lower cash balance throughout the quarter as compared to the prior year.

     Interest expense for the three months ended June 30, 1999 was effected by the Company's $7.2 million draw down on its available line-of-credit. Interest expense associated with this draw down was $92,000 for the quarter and as the Company draws down further on its line, interest expense will continue to increase in the future.

     For the three months ended June 30, 1999, the Company's effective income tax rate decreased to 35.9% from 37.8% in the prior year's quarter. The decrease in the effective income tax rate is attributable to lower state taxes due to application of available credits from capital expenditure purchases.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents were $4,550,000 at June 30, 1999. Net cash used in operating activities amounted to $3,653,000 for the three months ended June 30, 1999, compared to $4,822,000 provided by operations for the same period in the prior year. Operating cash flows for the three months ended June 30, 1999 reflect lower net income, increased non-cash charges related to depreciation and amortization expenses and a significant decrease in equipment payables primarily related to fixed assets purchased that were paid down during the three months ended June 30, 1999.

     For the three months ended June 30, 1999, cash used in investing activities totaled $109,000, compared to $6,503,000 in the related prior year period. The Company's investing activities during the three months ended June 30, 1999 were minimal. Cash from financing activities included a $2,000,000 draw down from its $25 million lines-of-credit. As of June 30, 1999, the Company had borrowed $7.2 million from its available lines. Equipment payables for which the Company has the ability and intent to refinance utilizing its available lines-of-credit during fiscal year 2000 have been classified as long-term at June 30, 1999.

     Management believes that funds generated from operations together with its cash and cash equivalents will be sufficient to meet the Company's normal operating requirements for the next 12 months. If these funds prove to be insufficient, or if new opportunities require the Company to supplement its financial resources, the Company may use established credit lines with its corporate bankers or pursue other sources of financing; however, there can be no assurance other sources of financing will be available at commercially viable terms, if at all.

     On July 2, 1999, the Company completed the acquisition of Harris Imaging Technology Group (ITG), a photomask manufacturer located in Melbourne, Florida. Under the terms of the asset purchase agreement, the purchase price paid by the Company was $13,250,000. The Company has borrowed $13,250,000 from its existing lines-of-credit and has received a commitment from the related bank to increase the lines-of-credit from $25 million to $35 million.

  Readiness for Year 2000

     Background. As the year 2000 approaches, a critical issue has emerged regarding how existing applications software programs, operating systems and embedded computer chips can accommodate the year 2000 date value. The Company has a year 2000 project team in place with overall responsibility for the company's year 2000 compliance programs. In addition, executive management regularly monitors the status of the Company's year 2000 remediation plans.

     Project. The Company has identified potential year 2000 risks in four categories; Software Information Systems Manufacturing Engineering facilities; internal business software and information technology systems; systems other than information technology systems ("Not-IT systems"); and third-party suppliers to the Company. The Company's year 2000 project includes the following phases for the first three categories above: (1) identifying year 2000 risks;
(2) assigning priorities to identified risks; (3) testing year 2000 compliance for risks determined to be material to the Company; (4) correcting problems determined to be material and not year 2000 compliant; (5) retesting corrections that have been implemented; and (6) developing contingency plans. With respect to the Company's third-party suppliers, the Company's year 2000 project consists of the following phases: (1) contacting critical suppliers for information concerning their year 2000 readiness; (2) prioritizing suppliers as to relative importance; (3) validating supplier responses regarding year 2000 compliance.

     Assessment. The product that the Company sells to customers consists of no date related issues; therefore, the Company believes that its current product offerings are year 2000 compliant.

     Internal business software and systems consist primarily of the Company's business information systems in the United States and Europe. The Company has completed its initial year 2000 project phases with respect to its business systems, and is in the process of developing, implementing and testing the necessary modifications. The Company believes that its internal business software and systems will be year 2000 compliant. However, if the Company's business systems are not year 2000 compliant, the Company could experience interruptions to its production process, development programs and general business operations. The Company has been advised by the suppliers of its manufacturing equipment, which consist primarily of microlithography writing tools, process and inspection tools in the various building the Company occupies, that such systems are year 2000 compliant.

     Third-party suppliers provide raw materials and in some cases, manufacturing services incorporated by the Company into the products and systems it sells. The Company is requiring that each of its key suppliers certify whether they are year 2000 compliant. The Company has also prioritized its suppliers as critical or non-critical to the Company's business. Based on information received from these suppliers, the Company estimates that approximately 85% of its critical suppliers are presently year 2000 compliant. The Company plans to monitor its critical suppliers and either develop alternate sources or increase inventory levels prior to the year 2000 for those suppliers considered to be at risk of not achieving year 2000 compliance. However, there can be no assurance that such alternate sources will be available or that adequate inventory levels will be attainable if necessary, and the Company could experience raw materials and or parts shortages and production interruptions if one or more key third-party suppliers experience year 2000 problems.

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

     Risks. The Company's results of operations, financial condition and cash flows could be materially and adversely affected if the Company or any of its critical suppliers or customers do not achieve year 2000 compliance. Although the Company's year 2000 compliance project is expected to minimize the Company's risks of experiencing a year 2000 problem, inherent risks and uncertainties exist despite the Company's efforts. There can be no assurance that a failure on the part of the Company, it products, its suppliers or its customers will not be disruptive to the Company's business. As a result of these uncertainties the Company is unable to determine at this time whether the consequences of year 2000 failures will have a material effect on the Company's results of operations, financial condition or cash flows.

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

     The effects of inflation are experienced by the Company through increases in cost of labor, services and raw materials. In general, these costs have been anticipated and were offset by some degree by periodic increases in the prices of its products or higher manufacturing capacity utilization rates. The Company does not believe, however, that inflation has had a material effect on its results of operations in the past. There can be no assurance that the Company's financial positions, results of operations and cash flows will not be materially affected by inflationary trends in the future.

     Euro Conversion. A single currency called the euro was introduced in Europe on January 1, 1999. Eleven of the fifteen member countries of the European Union ("EU") adopted the euro as their common legal currency as of that date. Fixed conversion rates between these participating countries' existing currencies (the "legacy currencies") and the euro were established as of that date. The legacy currencies will remain legal tender as denominations of the euro until at least 2002 (but not later than July 1, 2002). During this transition period, parties may settle transaction using either the euro or participating country's legal currency.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995.

     In addition to historical information, this report includes certain forward-looking statements regarding events and financial and industry trends which may affect the Company's future operating results and financial position. Such statements include, but are not limited to, statements as to: (i) the Company's belief that its gross profit will fluctuate based upon the timing of equipment purchases; (ii) the Company's belief that selling, general and administrative costs as a percentage of sales should remain consistent; (iii) the Company's belief that R&D expenses will continue to increase as a percentage of sales; (iv) the sufficiency of funds to meet the Company's normal operating requirements over the next 12 months; and (v) the Company's belief regarding year 2000 compliance of its internal business software and systems and its current product offerings. Such statements represent the Company's reasonable judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position to differ materially. Such risks and uncertainties include but are not limited to: adverse economic conditions in the Company's markets which could adversely affect the level of demand for the Company's products, failure of the Company to anticipate, respond to or utilize changing technologies used in production of photomasks; greater than anticipated levels of competition and competitive pricing, manufacturing difficulties or capacity limitations; shortage of raw materials; delays in delivery of recently purchased manufacturing equipment to the Company; greater than anticipated capital investment requirements; and currency fluctuations or changes in political conditions with respect to the Company's foreign operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Reference is made to "Quantitative and Qualitative Disclosures about Market Risk" section of the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

(a) Exhibits

      11.1     Statement regarding computation of Net Income per common
               share.
      27       Financial Data Schedule

(b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended June 30, 1999, however, a report on Form 8-K was filed on July 16, 1999 relating to the acquisition of certain assets from Harris Corporation on July 2, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date: August 13, 1999                Align-Rite International, Inc.

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