Form 10-Q
period 1999-09-30
ALIGN RITE INTERNATIONAL INC
filed 1999-11-15
CIK 945122

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

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

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

                    CLASS                            OUTSTANDING AT SEPTEMBER 30, 1999
         Common Stock, $.01 par value                         4,677,869 Shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         ALIGN-RITE INTERNATIONAL, INC.

                                     INDEX

                       PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (unaudited)
         Consolidated Balance Sheets at September 30, 1999 and March
         31, 1999....................................................      3
         Consolidated Statements of Operations for the Three and Six
         Months ended September 30, 1999 and 1998....................      4
         Consolidated Statements of Comprehensive Income for the
         Three and Six Months ended September 30, 1999 and 1998......      5
         Consolidated Statements of Cash Flows for the Six Months
         ended September 30, 1999 and 1998...........................      6
         Notes to Consolidated Financial Statements..................      7
         Management's Discussion and Analysis of Results of
Item 2.  Operations and Financial Condition..........................     10
         Quantitative and Qualitative Disclosures about Market
Item 3.  Risk........................................................     13

                       PART II. FINANCIAL INFORMATION
Item 6.  Exhibits and Reports on Form 8-K............................     14
         Signatures..................................................     15
         Statement Regarding Computation of Earnings Per Share.......     16

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         ALIGN-RITE INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED 000'S OMITTED)

                                     ASSETS

                                                              AT SEPT. 30,    AT MARCH 31,
                                                                  1999            1999
                                                              ------------    ------------
Current assets:
Cash and cash equivalents...................................    $ 6,846         $ 6,328
  Accounts receivable, net..................................      9,606           7,171
  Inventories, primarily raw materials......................      3,556           2,882
  Prepaid and other current assets..........................      1,499           1,318
                                                                -------         -------
          Total current assets..............................     21,507          17,699
Property and equipment, net.................................     65,987          61,332
Intangible assets, net......................................      8,518             809
Other assets................................................        641             451
                                                                -------         -------
          Total assets......................................    $96,653         $80,291
                                                                =======         =======

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable....................................    $ 6,116         $ 4,182
  Equipment payables, current portion.......................      1,313           7,636
  Accrued expenses and other................................      3,327           3,328
  Taxes payable.............................................      1,758             423
                                                                -------         -------
          Total current liabilities.........................     12,514          15,569
  Equipment payables, long-term portion.....................      8,089          10,008
  Long-term debt............................................     23,489           5,200
  Deferred taxes............................................      5,355           5,355
  Other liabilities.........................................        776             857

Shareholders' equity:
Common stock:
     Authorized -- 35,000 shares $.01 par value;
      Issued -- 4,678 and 4,540 shares, respectively........         47              45
Additional paid-in capital..................................     19,295          19,045
Retained earnings...........................................     26,171          24,098
Accumulated other comprehensive income......................        917             114
                                                                -------         -------
          Total shareholders' equity........................     46,430          43,302
                                                                -------         -------
          Total liabilities and shareholders' equity........    $96,653         $80,291
                                                                =======         =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         ALIGN-RITE INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30,
              (UNAUDITED -- 000'S OMITTED, EXCEPT PER SHARE DATA)

                                                         THREE MONTHS           SIX MONTHS
                                                            ENDED                 ENDED
                                                      ------------------    ------------------
                                                       1999       1998       1999       1998
                                                      -------    -------    -------    -------
Net sales...........................................  $15,573    $13,993    $28,934    $27,683
Cost of sales.......................................   10,897      8,633     19,963     17,184
                                                      -------    -------    -------    -------
     Gross profit...................................    4,676      5,360      8,971     10,499
Selling, general and administrative expenses........    2,551      2,240      4,789      4,343
Research and development............................      306        215        566        417
                                                      -------    -------    -------    -------
     Income from operations.........................    1,819      2,905      3,616      5,739
Interest income (expense) and other, net............     (309)         2       (378)        38
                                                      -------    -------    -------    -------
Income before provision for income taxes............    1,510      2,907      3,238      5,777
Provision for income taxes..........................      545      1,096      1,166      2,181
                                                      -------    -------    -------    -------
Net income..........................................  $   965    $ 1,811    $ 2,072    $ 3,596
                                                      =======    =======    =======    =======
Per share information:
  Basic earnings per share..........................  $   .21    $   .40    $   .45    $   .80
  Shares used in per share computation..............    4,637      4,480      4,591      4,473
  Diluted earnings per share........................  $   .20    $   .37    $   .42    $   .74
  Shares used in per share computation..............    4,919      4,862      4,899      4,869

  The accompanying notes are an integral part of these consolidated financial statements.

                         ALIGN-RITE INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30,
                          (UNAUDITED -- 000'S OMITTED)

                                                            THREE MONTHS         SIX MONTHS
                                                               ENDED               ENDED
                                                          ----------------    ----------------
                                                           1999      1998      1999      1998
                                                          ------    ------    ------    ------
Net income..............................................  $  965    $1,811    $2,072    $3,596
Other comprehensive income:
  Foreign currency translation adjustments..............   1,020        15       803        40
                                                          ------    ------    ------    ------
Comprehensive income....................................  $1,985    $1,826    $2,875    $3,636
                                                          ======    ======    ======    ======

  The accompanying notes are an integral part of these consolidated financial statements.

                         ALIGN-RITE INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                          (UNAUDITED -- 000'S OMITTED)

                                                                1999        1998
                                                              --------    --------
Cash flows from operating activities:
Net income..................................................  $  2,072    $  3,596
Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
  Depreciation and amortization.............................     3,888       2,810
  Compensation related to stock options granted.............        55          55
Changes in assets and liabilities:
  Accounts receivable.......................................    (2,340)       (241)
  Inventories...............................................      (443)       (322)
  Prepaids and other assets.................................      (364)     (3,045)
  Trade accounts payable....................................     1,764        (544)
  Equipment payables........................................    (6,323)      5,748
  Accrued expenses and other liabilities....................     1,147         858
                                                              --------    --------
          Net cash (used in) provided by operating
            activities......................................      (544)      8,915
                                                              --------    --------
Cash flows from investing activities
Purchase of property and equipment, including refinanced
  long-term equipment payables..............................    (4,034)    (16,574)
  Payments for business acquisition.........................   (13,525)         --
                                                              --------    --------
          Net cash used in investing activities.............   (17,559)    (16,574)
                                                              --------    --------
Cash flows from financing activities:
  Proceeds from lines of credit.............................    18,289       6,200
  Stock options exercised...................................       176          86
                                                              --------    --------
     Net cash provided by financial activities..............    18,465       6,286
Effect of exchange rate on cash.............................       156          13
Net increase (decrease) in cash.............................       518      (1,360)
                                                              --------    --------
Cash and cash equivalents, beginning of year................     6,328       5,523
                                                              --------    --------
Cash and cash equivalents, end of period....................  $  6,846    $  4,163
                                                              ========    ========
Supplemental disclosure of cash flow information:
  Cash paid during the six months ended September 30 for:
     Income taxes...........................................  $    272    $    380
     Interest...............................................       306
Non-cash activities:
  Equipment purchases refinanced under available lines of
     credit.................................................  $  1,919    $     --
Assets recognized in connection with business acquisition:
  Property and equipment....................................     5,455          --
  Goodwill..................................................     7,875          --
  Other current assets......................................       195          --

  The accompanying notes are an integral part of these consolidated financial statements.

                         ALIGN-RITE INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1999
                                  (UNAUDITED)

 1. BUSINESS AND BASIS OF CONSOLIDATION

     The consolidated financial statements include the accounts of Align-Rite International, Inc. ("ARII"), a California corporation, incorporated on April 27, 1995, and its wholly-owned subsidiaries, Align-Rite International Limited ("ARI"), Align-Rite Corporation ("ARC"), Align-Rite Limited ("ARL"), Align-Rite BV ("ARBV"), Align-Rite GmbH ("ARGMBH") and its newly acquired subsidiary, Align-Rite Inc. ("ARF"). ARII and its subsidiaries are collectively referred to as the "Company". All significant intercompany accounts and transactions have been eliminated.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the accompanying consolidated balance sheets and related interim consolidated statements of operations and cash flows include all adjustments (consisting only of normal recurring items) considered necessary for their fair presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. The consolidated results of operations for the six months ended September 30, 1999 are not necessarily indicative of results to be expected for the year ended March 31, 2000. The information included in this Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of March 31, 1999 and 1998 and for the three years in the period ended March 31, 1999 as filed on Form 10-K. Certain items shown in the prior financial statements have been reclassified to conform with the presentation of the current period.

     The principal activity of ARII, ARI and ARBV is that of holding companies into which their respective subsidiaries are consolidated. ARC, ARL, ARGMBH and ARF manufacture and market quality photomasks in the United States and Europe. Photomasks, which are precision photographic quartz or glass plates, contain microscopic images of integrated circuits. These are used primarily by semiconductor manufacturers as master images to transfer circuit patterns onto silicon wafers during the fabrication of integrated circuits.

     The Company maintains a policy and practice of restricting ARC from paying dividends or making certain other distributions in order to minimize tax consequences resulting from its current corporate structure.

 2. SEGMENT INFORMATION

     The company adopted SFAS No. 131 in fiscal year 1999. The company has two reportable business segments: The United States and Europe.

     The Company conducts operations worldwide and is managed on a geographical basis, with those geographic segments being the United States and Europe. The Untied States segment, which is based in Burbank, California and Melbourne, Florida, covers the U.S., Canada and Latin America. The European segment, which is based in Bridgend, Wales and Heilbronn, Germany, covers all European countries. Sales to Asia Pacific from both segments are immaterial to the group and therefore, not deemed a separate segment. The Company's operations are primarily concentrated in the Untied States and Europe.

                         ALIGN-RITE INTERNATIONAL, INC.

             FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1999
                                  (UNAUDITED)

     The accounting policies of the geographic segments are the same as those described in the summary of significant accounting policies. The Company allocates resources to and evaluates performance of its geographic segments based on operating income. Transfers between geographic areas have not been significant and are recorded using internal transfer prices set by the Company.

     The following tables sets forth, for the periods indicated, relevant profit and loss indicators by geographic area. (Unaudited -- 000's Omitted)

                                                     FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                                                      1999
                                                     --------------------------------------
                                                     UNITED STATES      EUROPE      TOTAL
                                                     --------------    --------    --------
Net revenue from unaffiliated customers............     $17,191        $11,743     $28,934
                                                        =======        =======     =======
Income from operations.............................     $ 1,079        $ 2,537     $ 3,616
                                                        =======        =======     =======
Depreciation and amortization......................     $ 1,979        $ 1,909     $ 3,888
                                                        =======        =======     =======

                                                     FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                                                      1998
                                                     --------------------------------------
                                                     UNITED STATES      EUROPE      TOTAL
                                                     --------------    --------    --------
Net revenue from unaffiliated customers............     $15,063        $12,620     $27,683
                                                        =======        =======     =======
Income from operations.............................     $ 2,128        $ 3,611     $ 5,739
                                                        =======        =======     =======
Depreciation and amortization......................     $ 1,590        $ 1,220     $ 2,810
                                                        =======        =======     =======

                                                     FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                                       1999
                                                     -----------------------------------------
                                                      UNITED STATES      EUROPE        TOTAL
                                                     ---------------    ---------    ---------
Net revenue from unaffiliated customers............      $ 9,443         $ 6,130      $15,573
                                                         =======         =======      =======
Income from operations.............................      $   445         $ 1,374      $ 1,819
                                                         =======         =======      =======
Depreciation and amortization......................      $ 1,079         $ 1,014      $ 2,093
                                                         =======         =======      =======

                                                     FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                                       1998
                                                     -----------------------------------------
                                                      UNITED STATES      EUROPE        TOTAL
                                                     ---------------    ---------    ---------
Net revenue from unaffiliated customers............      $ 7,561         $ 6,432      $13,993
                                                         =======         =======      =======
Income from operations.............................      $   993         $ 1,912      $ 2,905
                                                         =======         =======      =======
Depreciation and amortization......................      $   810         $   632      $ 1,442
                                                         =======         =======      =======

     The following table sets forth, for the periods indicated, long-lived assets by geographic areas. (Unaudited -- 000's Omitted)

                                                       SEPTEMBER 30, 1999    MARCH 31, 1999
                                                       ------------------    --------------
United States........................................       $46,379             $33,239
Europe...............................................        28,126              28,902
                                                            -------             -------
          Total......................................       $74,505             $62,141
                                                            =======             =======

                         ALIGN-RITE INTERNATIONAL, INC.

             FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1999
                                  (UNAUDITED)

     The following table sets forth, for the periods indicated, identifiable assets by geographic area. (Unaudited -- 000's Omitted)

                                                       SEPTEMBER 30, 1999    MARCH 31, 1999
                                                       ------------------    --------------
United States........................................       $55,084             $42,045
Europe...............................................        41,569              38,246
                                                            -------             -------
          Total......................................       $96,653             $80,291
                                                            =======             =======

 3. ACQUISITION

     On July 2, 1999, the Company acquired the business and certain assets that are used in the manufacture of photomasks from Harris Corporation (Intersil). The transaction has been accounted for under the purchase method of accounting and resulted in goodwill of approximately $7.9 million, with an amortization period of fifteen years. The total purchase price, including acquisition expenses of $275,000, was allocated among the assets acquired based on their estimated fair values as follows:

Property & Equipment........................................  $ 5,455
Goodwill....................................................    7,875
Other Assets................................................      195
                                                              -------
                                                              $13,525
                                                              =======

     The Company funded this acquisition with its available lines-of-credit. Discrete historical financial information of Intersil's photomask business unit is not available.

 4. OTHER EVENTS

     On September 15, 1999, the Company and Photronics, Inc., a Connecticut corporation ("Photronics"), announced that they had signed an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which a wholly owned subsidiary of Photronics will merge with and into Align-Rite, with Align-Rite to be the survivor and to be a wholly owned subsidiary of Photronics.

     Pursuant to the terms of the Merger Agreement, each outstanding share of Align-Rite's common stock will be converted in to a number of shares of Photronics common stock determined by dividing $23.09 by the average of the daily average per share high and low sales prices of one share of Photronics common stock as reported on Nasdaq for each of the 20 trading days ending three days prior to Align-Rite's shareholder meeting provided, however, that (i) if the average of Photronics share price during such 20-day trading period is less than $21.00, the conversion rate will be 1.0995 and (ii) if the average Photronics share price during such 20-day trading period is greater than $28.25, the conversion rate will be 0.8173. Align-Rite may terminate the Merger Agreement if the average Photronics share price during such 20-day trading period is less than $16.00.

     The transaction is subject to the approval of both Photronics and Align-Rite shareholders. The transaction is also subject to various regulatory and closing conditions, including compliance with the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Certain of the major shareholders of Align-Rite owning an aggregate of approximately 14.5% of the total number of outstanding shares of Align-Rite common stock have entered into voting agreements with Photronics pursuant to which such shareholders have agreed, among other things, to vote or cause to be voted their shares of Align-Rite common stock in favor of the transaction. A major shareholder of Photronics owning an aggregate of approximately 12.3% of the total number of outstanding shares of Photronics common stock has entered into a voting agreement with Align-Rite pursuant to which such shareholder has agreed, among other things, to vote or cause to be voted his shares of Photronics common stock in favor of the transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Net sales for the three and six months ended September 30, 1999, increased 11% to $15,573,000 and 5% to $28,934,000, respectively, compared to $13,993,000 and $27,683,000 in the same periods in the prior fiscal year. The increase in net sales for the quarter of 11% is due to the Company's acquisition of certain assets of Harris Corporation (Intersil) Photomask Business Unit on July 2, 1999. The Company has been affected by the overall semiconductor industry's slowdown, which has resulted in the slowdown of releases of new designs. Overall, unit demand, absent the acquisition, was down and the Company continues to experience strong competitive conditions including product-pricing pressures in most sectors of the photomask market. Average selling prices have declined compared to the prior year. However, the Company believes that pricing pressures, while not improving dramatically, have stabilized throughout the industry.

     European net sales for the three months ended September 30, 1999 decreased 5% to $6,130,000, compared with $6,432,000 for the same period in the prior year. United States net sales for the three months ended September 30, 1999 increased 25% to $9,443,000, compared with $7,561,000 in the same period of the prior year. This increase was entirely due to the acquisition of Harris Corporation (Intersil). Absent the acquisition, U.S. sales would have been down approximately 10% compared to the same period in the prior year.

     Gross profit as a percentage of net sales for the three and six months ended September 30, 1999, decreased to 30.0% and 31.0%, respectively, compared to 38.3% and 37.9% in the same periods in the prior year. The decrease in gross profit as a percentage of net sales for the three and six months ended September 30, 1999 is primarily attributable to higher operating costs, lower capacity utilization and product pricing pressures. The adverse impact on sales from the slowdown in the semiconductor industry combined with the Company's commitment to increase its capabilities, resulted in higher fixed costs, primarily depreciation expense, which for the six months ended September 30, 1999 increased 32% to $3,700,000, compared to $2,810,000 in the same period in the prior fiscal year. As the Company continues to invest in capital equipment to increase its capabilities, the Company anticipates that its gross profit will fluctuate slightly based on the timing of equipment purchases and related increases in depreciation expense.

     Selling, general and administrative expenses include salaries of sales personnel, marketing expense, general and administrative expense and product distribution expense. Selling, general and administration expenses for the three and six months ended September 30, 1999 increased slightly to $2,551,000 and $4,789,000, respectively, compared with $2,240,000 and $4,343,000, in the same period in the prior fiscal year. Selling, general and administrative expenses as a percentage of net sales increased for the current quarter to 16.4% compared to 16.0% in the same periods due to decreased revenue leverage, while the current six month's percentage increased to 16.6%, as compared to 15.7% in the same period in the prior year. The Company believes selling, general and administrative, as a percentage of sales will remain at approximately 16%, as the Company continues to expand.

     Research and development ("R&D") expense is comprised primarily of personnel costs, material consumption, depreciation and engineering costs. The Company spent $306,000 for the three months ended September 30, 1999, compared to $215,000 in the related prior period. The Company believes it will continue to spend approximately 2% of sales on R&D related projects. The Company anticipates that R&D expense will continue to increase in absolute terms and as a percentage of sales in the future, reflecting its strategy of advancing their technology.

     Net other expense of approximately $309,000 and $378,000 for the three and six months ended September 30, 1999, respectively, were principally the result of interest expense associated with the Company's $23.5 million draw-down on its available line-of-credit. As the Company draws down further on its available line, interest expense will continue to increase in the future.

     For the three and six months ended September 30, 1999, the Company provided for federal and state income tax at an estimated combined rate of 36%, which is a decrease from the 37.7% rate used in the prior year. The decrease in the effective income tax rate is attributable to lower state taxes due to application of available credits from capital expenditure purchases.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents were $6,846,000 at September 30, 1999. Net cash used in operating activities amounted to $544,000 for the six months ended September 30, 1999, compared to $8,915,000 provided by operations for the same period in the prior year. Operating cash flows for the six months ended September 30, 1999 reflect lower net income, increased non-cash charges related to depreciation and amortization expenses and a decrease in equipment payables primarily related to fixed assets purchased that were paid down during the six months ended September 30, 1999.

     For the six months ended September 30, 1999, cash used in investing activities totaled $17,559,000 compared to $16,574,000 in the related prior year period. The Company's investing activities during the six months ended September 30, 1999 increased substantially during the quarter due to the acquisition of Harris Corporation's photomask business unit. Cash from financing activities included $18,289,000 draw down from its $35 million line-of-credit. As of September 30, 1999, the Company had borrowed $23.5 million from its available line. Equipment payables for which the Company has the ability and intent to refinance utilizing its Bank line's-of-credit during fiscal year 2000 have been classified as long-term at September 30, 1999.

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

     On July 2, 1999, the Company completed the acquisition of Harris Imaging Technology Group (ITG), a photomask manufacturer located in Melbourne, Florida. Under the terms of the asset purchase agreement, the purchase price paid by the Company was $13,525,000, including $275,000 in acquisition expenses. The Company borrowed the necessary funds from its existing lines-of-credit and has received a commitment from the related bank to increase its lines-of-credit from $25 million to $35 million.

     On September 15, 1999, the Company and Photronics, Inc., a Connecticut corporation ("Photronics"), announced that they had signed an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which a wholly owned subsidiary of Photronics will merge with and into Align-Rite, with Align-Rite to be the survivor and to be a wholly owned subsidiary of Photronics.

     Pursuant to the terms of the Merger Agreement, each outstanding share of Align-Rite's common stock will be converted in to a number of shares of Photronics common stock determined by dividing $23.09 by the average of the daily average per share high and low sales prices of one share of Photronics common stock as reported on Nasdaq for each of the 20 trading days ending three days prior to Align-Rite's shareholder meeting provided, however, that (i) if the average of Photronics share price during such 20-day trading period is less than $21.00, the conversion rate will be 1.0995 and (ii) if the average Photronics share price during such 20-day trading period is greater than $28.25, the conversion rate will be 0.8173. Align-Rite may terminate the Merger Agreement if the average Photronics share price during such 20-day trading period is less than $16.00.

     The transaction is subject to the approval of both Photronics and Align-Rite shareholders. The transaction is also subject to various regulatory and closing conditions, including compliance with the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Certain of the major shareholders of Align-Rite owning an aggregate of approximately 14.5% of the total number of outstanding shares of Align-Rite common stock have entered into voting agreements with Photronics pursuant to which such shareholders have agreed, among other things, to vote or cause to be voted their shares of Align-Rite common stock in favor of the transaction. A major shareholder of Photronics owning an aggregate of approximately 12.3% of the total number of outstanding shares of Photronics common stock has entered into a voting agreement with Align-Rite pursuant to which such shareholder has agreed, among other things, to vote or cause to be voted his shares of Photronics common stock in favor of the transaction.

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

     Internal business software and systems consist primarily of the Company's business information systems in the United States and Europe. The Company believes that its internal business software and systems will be year 2000 compliant. However, if the Company's business systems are not year 2000 compliant, the Company could experience interruptions to its production process, development programs and general business operations. The Company has been advised by the suppliers of its manufacturing equipment, which consist primarily of microlithography writing tools, process and inspection tools in the various buildings the Company occupies, that such systems are year 2000 compliant. Third-party suppliers provide raw materials and in some cases, manufacturing services incorporated by the Company into the products and systems it sells. The Company is requiring that each of its key suppliers certify whether they are year 2000 compliant. The Company has also prioritized its suppliers as critical or non-critical to the Company's business. Based on information received from these suppliers, the Company estimates that approximately 90% of its critical suppliers are presently year 2000 compliant. The Company plans to monitor its critical suppliers and either develop alternate sources or increase inventory levels prior to the year 2000 for those suppliers considered to be at risk of not achieving year 2000 compliance. However, there can be no assurance that such alternate sources will be available or that adequate inventory levels will be attainable if necessary, and the Company could experience raw materials and or parts shortages and production interruptions if one or more key third-party suppliers experience year 2000 problems.

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

     Euro Conversion. A single currency called the euro was introduced in Europe on January 1, 1999. Eleven of the fifteen member countries of the European Union ("EU") adopted the euro as their common legal currently as of that date. Fixed conversion rates between these participating countries' existing currencies (the "legacy currencies") and the euro were established as of that date. The legacy currencies will remain legal tender as denominations of the euro until at least 2002 (but not later than July 1, 2002). During this transition period, parties may settle transactions using either the euro or the participating country's legal currency.

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

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

      11.1   Statement regarding computation of Net Income per common
             share.
      27     Financial Data Schedule

(b) REPORTS ON FORM 8-K.

     On July 16, 1999, Align-Rite International, Inc., filed a report on Form 8-K relating to the acquisition of the business and certain assets from Harris Corporation on July 2, 1999, as presented in the press releases dated May 4, 1999 and July 8, 1999.

     On September 27, 1999, Align-Rite International, Inc., filed a report on Form 8-K relating to the Agreement and Plan of Merger with Photronics, Inc., a Connecticut corporation as presented in a press release of September 15, 1999.

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