Form 10-Q/A
period 1999-09-30
ALIGN RITE INTERNATIONAL INC
filed 2000-02-11
CIK 945122

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


                                  FORM 10-Q/A

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

                         ALIGN-RITE INTERNATIONAL, INC.

                                     INDEX


                       PART I. FINANCIAL INFORMATION
Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition..........................      3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Net sales for the three and six months ended September 30, 1999, increased 11% to $15,573,000 and 5% to $28,934,000, respectively, compared to $13,993,000 and $27,683,000 in the same periods in the prior fiscal year. The increase in net sales for the quarter of 11% is due to the Company's acquisition of certain assets of Harris Corporation (Intersil) Photomask Business Unit on July 2, 1999. The Company has been affected by the overall semiconductor industry's slowdown, which has resulted in the slowdown of releases of new designs. Overall, unit demand, absent the acquisition, was down and the Company continues to experience strong competitive conditions including product-pricing pressures in most sectors of the photomask market. Average selling prices have declined compared to the prior year. However, the Company believes that its strategic investments in leading edge equipment and infrastructure have positioned it to capitalize on the growing demand for 0.25 micron and below photomask applications.


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

     The transaction is subject to the approval of both Photronics and Align-Rite shareholders. The transaction is also subject to various regulatory and closing conditions, including compliance with the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Certain of the major shareholders of Align-Rite owning an aggregate of approximately 14.5% of the total number of outstanding shares of Align-Rite common stock have entered into voting agreements with Photronics pursuant to which such shareholders have agreed, among other things, to vote or cause to be voted their shares of Align-Rite common stock in favor of the transaction. A major shareholder of Photronics owning an aggregate of approximately 12.3% of the total number of outstanding shares of Photronics common stock has entered into a voting agreement with Align-

Rite pursuant to which such shareholder has agreed, among other things, to vote or cause to be voted his shares of Photronics common stock in favor of the transaction.

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

Date: February 11, 2000                   ALIGN-RITE INTERNATIONAL, INC.


                                          /s/ JAMES MAC DONALD

                                          --------------------------------------
                                          James Mac Donald
                                          Chairman of the Board, President &
                                          Chief Executive Director


                                          /s/ PETAR KATURICH

                                          --------------------------------------
                                          Petar Katurich
                                          Vice President of Finance,
                                          Chief Financial Officer & Secretary