Form 10-Q
period 1999-12-31
ALIGN RITE INTERNATIONAL INC
filed 2000-02-14
CIK 945122

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

                 FOR THE FISCAL QUARTER ENDED DECEMBER 31, 1999

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

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

                    CLASS                             OUTSTANDING AT FEBRUARY 1, 1999
        Common Stock, $.01 par value                         4,694,263 Shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         ALIGN-RITE INTERNATIONAL, INC.

                                     INDEX

                         PART I. FINANCIAL INFORMATION

                                                                         PAGE
                                                                         ----
Item 1.  Financial Statements (unaudited)
         Consolidated Balance Sheets at December 31, 1999 and March
         31, 1999....................................................      3
         Consolidated Statements of Operations for the Three and Nine
         Months ended December 31, 1999 and 1998.....................      4
         Consolidated Statements of Comprehensive Income for the
         Three and Nine Months ended December 31, 1999 and 1998......      5
         Consolidated Statements of Cash Flows for the Three and Nine
         Months ended December 31, 1999 and 1998.....................      6
         Notes to Consolidated Financial Statements..................      7
         Management's Discussion and Analysis of Results of
Item 2.  Operations and Financial Condition..........................     10
         Quantitative and Qualitative Disclosures about Market
Item 3.  Risk........................................................     12

                       PART II. FINANCIAL INFORMATION

Item 6.  Exhibits and Reports on Form 8-K............................     13
         Signatures..................................................     14
         Statement Regarding Computation of Earnings Per Share.......     15

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         ALIGN-RITE INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED 000'S OMITTED)

                                     ASSETS

                                                              AT DECEMBER 31,    AT MARCH 31,
                                                                   1999              1999
                                                              ---------------    ------------
Current assets:
  Cash and cash equivalents.................................      $ 4,640          $ 6,328
  Accounts receivable, net..................................        8,612            7,171
  Inventories, primarily raw materials......................        4,363            2,882
  Prepaid and other current assets..........................        1,414            1,318
                                                                  -------          -------
          Total current assets..............................       19,029           17,699
Property and equipment, net.................................       71,113           61,332
Intangible assets, net......................................        8,321              809
Other assets................................................          987              451
                                                                  -------          -------
          Total assets......................................      $99,450          $80,291
                                                                  =======          =======

                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable....................................      $ 6,659          $ 4,182
  Equipment payables, current portion.......................        2,403            7,636
  Accrued expenses and other................................        2,986            3,328
  Taxes payable.............................................          592              423
                                                                  -------          -------
          Total current liabilities.........................       12,640           15,569
Equipment payables, long-term portion.......................        4,500           10,008
Long-Term Debt..............................................       30,000            5,200
Deferred taxes..............................................        5,355            5,355
Other liabilities...........................................          699              857
Shareholders' equity:
Common stock:
  Authorized -- 35,000 shares $.01 par value;
     Issued -- 4,679 and 4,540 shares, respectively.........           47               45
Additional paid-in capital..................................       19,323           19,045
Retained earnings...........................................       26,696           24,098
Accumulated other comprehensive income......................          190              114
                                                                  -------          -------
          Total shareholders' equity........................       46,256           43,302
                                                                  -------          -------
          Total liabilities and shareholders' equity........      $99,450          $80,291
                                                                  =======          =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         ALIGN-RITE INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31,
              (UNAUDITED -- 000'S OMITTED, EXCEPT PER SHARE DATA)

                                                            THREE MONTHS          NINE MONTHS
                                                                ENDED                ENDED
                                                          -----------------    -----------------
                                                           1999      1998       1999      1998
                                                          -------   -------    -------   -------
Net sales...............................................  $14,306   $12,082    $43,241   $39,765
Cost of sales...........................................   10,381     8,470     30,345    25,654
                                                          -------   -------    -------   -------
  Gross profit..........................................    3,925     3,612     12,896    14,111
Selling, general and administrative expenses............    2,318     2,115      7,107     6,458
Research and development................................      329       237        895       654
                                                          -------   -------    -------   -------
  Income from operations................................    1,278     1,260      4,894     6,999
Interest and other income (expense), net................     (468)      (75)      (846)      (37)
                                                          -------   -------    -------   -------
Income before provision for income taxes................      810     1,185      4,048     6,962
Provision for income taxes..............................      284       380      1,450     2,561
                                                          -------   -------    -------   -------
Net income..............................................  $   526   $   805    $ 2,598   $ 4,401
                                                          =======   =======    =======   =======
Per share information:
  Basic earnings per share..............................  $   .11   $   .18    $   .56   $   .98
  Shares used in per share computation..................    4,678     4,497      4,620     4,481
  Diluted earnings per share............................  $   .11   $   .17    $   .53   $   .90
  Shares used in per share computation..................    4,971     4,860      4,925     4,866

  The accompanying notes are an integral part of these consolidated financial statements.

                         ALIGN-RITE INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31,
                          (UNAUDITED -- 000'S OMITTED)

                                                              THREE MONTHS      NINE MONTHS
                                                                 ENDED             ENDED
                                                              ------------    ---------------
                                                              1999    1998     1999     1998
                                                              -----   ----    ------   ------
Net income..................................................  $ 526   $805    $2,598   $4,401
Other comprehensive income:
  Foreign currency translation adjustments..................   (727)    48        76       88
                                                              -----   ----    ------   ------
Comprehensive income (loss).................................  $(201)  $853    $2,674   $4,489
                                                              =====   ====    ======   ======

  The accompanying notes are an integral part of these consolidated financial statements.

                         ALIGN-RITE INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED DECEMBER 31,
                          (UNAUDITED -- 000'S OMITTED)

                                                                1999       1998
                                                              --------   --------
Cash flows from operating activities:
Net income..................................................  $  2,598   $  4,401
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization..........................     5,793      4,306
     Compensation related to stock options granted..........        83         83
Changes in assets and liabilities:
     Accounts receivable....................................    (1,436)     1,154
     Inventories............................................    (1,282)      (193)
     Prepaids and other assets..............................      (632)    (1,625)
     Trade accounts payable.................................     2,468        300
     Equipment payables -- current portion..................    (5,233)     5,703
     Accrued expenses and other liabilities.................      (318)       695
                                                              --------   --------
          Net cash provided by operating activities.........     2,041     14,824
                                                              --------   --------
Cash flows from investing activities:
     Purchase of property and equipment.....................   (15,188)   (19,884)
     Payments for business acquisition, net of cash
      received..............................................   (13,525)
                                                              --------   --------
          Net cash (used in) investing activities...........   (28,713)   (19,884)
                                                              --------   --------
Cash flows from financing activities:
     Proceeds from line of credit...........................    24,800      5,200
     Stock options exercised................................       177        145
                                                              --------   --------
          Net cash provided by financial activities.........    24,977      5,345
Effect of exchange rate on cash.............................         7         27
Net increase (decrease) in cash.............................    (1,688)       312
                                                              --------   --------
Cash and cash equivalents, beginning of year................     6,328      5,523
                                                              --------   --------
Cash and cash equivalents, end of year......................  $  4,640   $  5,835
                                                              ========   ========
Supplemental disclosure of cash flow information:
     Cash paid during the three months ended December 31
      for:
          Income taxes......................................  $    671   $  1,064
          Interest paid.....................................       468         --
Non-cash activities:
     Equipment purchases to be refinanced under available
      lines of credit.......................................  $  4,500   $     --
Assets recognized in connection with business acquisition:
     Property and equipment.................................     5,455         --
     Goodwill...............................................     7,875         --
     Other current assets...................................       195         --

  The accompanying notes are an integral part of these consolidated financial statements.

                         ALIGN-RITE INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1999
                                  (UNAUDITED)

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the accompanying consolidated balance sheets and related interim consolidated statements of operations and cash flows include all adjustments (consisting only of normal recurring items) considered necessary for their fair presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. The consolidated results of operations for the nine months ended December 31, 1999 are not necessarily indicative of results to be expected for the year ended March 31, 2000. The information included in this Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of March 31, 1999 and 1998 and for the three years in the period ended March 31, 1999 as filed on Form 10-K. Certain items shown in the prior financial statements have been reclassified to conform with the presentation of the current period.

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

2. SEGMENT INFORMATION

     The Company adopted SFAS No. 131 in fiscal year 1999. The Company has two reportable business segments: The United States and Europe.

     The Company conducts operations worldwide and is managed on a geographical basis, with those geographic segments being the United States and Europe. The United States segment, which is based in Burbank, California and Melbourne, Florida, covers the U.S., Canada and Latin America. The European segment, which is based in Bridgend, Wales and Heilbronn, Germany, covers all European countries. Sales to Asia Pacific from both segments are immaterial to the group and therefore, not deemed a separate segment. The Company's operations are primarily concentrated in the United States and Europe.

     The accounting policies of the geographic segments are the same as those described in the summary of significant accounting policies. The Company allocates resources to and evaluates performance of its geographic segments based on operating income. Transfers between geographic areas have not been significant and are recorded using internal transfer prices set by the Company.

                         ALIGN-RITE INTERNATIONAL, INC.

             FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1999
                                  (UNAUDITED)

     The following tables set forth, for the periods indicated, relevant profit and loss indicators by geographic area. (Unaudited -- 000's Omitted)

                                                          FOR THE NINE MONTHS ENDED DECEMBER 31, 1999
                                                         ---------------------------------------------
                                                          UNITED STATES        EUROPE          TOTAL
                                                         ---------------      ---------      ---------
Net revenue from unaffiliated customers................      $26,007           $17,234        $43,241
                                                             =======           =======        =======
Income from operations.................................      $   969           $ 3,925        $ 4,894
                                                             =======           =======        =======
Depreciation and amortization..........................      $ 3,136           $ 2,657        $ 5,793
                                                             =======           =======        =======

                                                          FOR THE NINE MONTHS ENDED DECEMBER 31, 1998
                                                         ---------------------------------------------
                                                          UNITED STATES        EUROPE          TOTAL
                                                         ---------------      ---------      ---------
Net revenue from unaffiliated customers................      $21,942           $17,823        $39,765
                                                             =======           =======        =======
Income from operations.................................      $ 2,853           $ 4,146        $ 6,999
                                                             =======           =======        =======
Depreciation and amortization..........................      $ 2,200           $ 2,106        $ 4,306
                                                             =======           =======        =======

                                                         FOR THE THREE MONTHS ENDED DECEMBER 31, 1999
                                                        ----------------------------------------------
                                                         UNITED STATES         EUROPE          TOTAL
                                                        ---------------       --------       ---------
Net revenue from unaffiliated customers...............       $8,815            $5,491         $14,306
                                                             ======            ======         =======
Income from operations................................       $ (110)           $1,388         $ 1,278
                                                             ======            ======         =======
Depreciation and amortization.........................       $1,157            $  748         $ 1,905
                                                             ======            ======         =======

                                                         FOR THE THREE MONTHS ENDED DECEMBER 31, 1998
                                                        ----------------------------------------------
                                                         UNITED STATES         EUROPE          TOTAL
                                                        ---------------       --------       ---------
Net revenue from unaffiliated customers...............       $6,879            $5,203         $12,082
                                                             ======            ======         =======
Income from operations................................       $  725            $  535         $ 1,260
                                                             ======            ======         =======
Depreciation and amortization.........................       $  610            $  886         $ 1,496
                                                             ======            ======         =======

     The following table sets forth, for the periods indicated, long-lived assets by geographic areas. (Unaudited -- 000's Omitted)

                                                              DECEMBER 31,    MARCH 31,
                                                                  1999          1999
                                                              ------------    ---------
United States...............................................    $49,255        $33,239
Europe......................................................     30,178         28,902
                                                                -------        -------
          Total.............................................    $79,433        $62,141
                                                                =======        =======

     The following table sets forth, for the periods indicated, identifiable assets by geographic area. (Unaudited -- 000's Omitted)

                                                          DECEMBER 31, 1999   MARCH 31, 1999
                                                          -----------------   --------------
United States...........................................       $61,403           $42,045
Europe..................................................        38,047            38,246
                                                               -------           -------
          Total.........................................       $99,450           $80,291
                                                               =======           =======

                         ALIGN-RITE INTERNATIONAL, INC.

             FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1999
                                  (UNAUDITED)

3. ACQUISITION OF HARRIS CORPORATION (INTERSIL) PHOTOMASK BUSINESS UNIT

     On July 2, 1999, the Company acquired certain assets that are used in the manufacture of photomasks from Harris Corporation (Intersil). The transaction has been accounted for under the purchase method of accounting and resulted in goodwill of approximately $7.9 million, with an amortization period of fifteen years. The total purchase price, including acquisition expenses of $275,000, was allocated among the assets acquired based on their estimated fair values as follows:

Property & Equipment........................................  $ 5,455
Goodwill....................................................    7,875
Other Assets................................................      195
                                                              -------
                                                              $13,525
                                                              =======

4. OTHER EVENTS

     On January 10, 2000, Align-Rite International, Inc. ("Align-Rite") and Photronics, Inc. ("Photronics") announced that they entered into an amendment, dated January 10, 2000 (the "Amendment") to the Agreement and Plan of Merger dated September 15, 1999 among Photronics, AL Acquisition Corp., a wholly owned subsidiary of Photronics, and Align-Rite (the "Original Merger Agreement") pursuant to which Photronics would acquire Align-Rite in a merger transaction (the "Merger"). As amended by the Amendment, the Original Merger Agreement is referred to below as the "Merger Agreement".

     The Amendment provides, among other things, that: (1) each outstanding share of Align-Rite's common stock will be converted into .85 shares of Photronics' common stock (the "Conversion Ratio"), (ii) the date by which either party may terminate the Merger Agreement if the Merger has not occurred by March 31, 2000, and (iii) Align-Rite may terminate the Merger Agreement if the average price per share of Photronics' common stock is less than $18.82 during a certain twenty-day trading period prior to the Align-Rite shareholders meeting called to vote upon the Merger.

     The Merger remains subject to the approval of Align-Rite's shareholders, and to various regulatory and closing conditions, including compliance with the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. However, Photronics' shareholders will not be required to approve the Merger under rules of the Nasdaq Stock market, as the maximum number of shares of Photronics common stock to be issued in the Merger will not equal or exceed 20% of Photronics' outstanding shares of common stock. In connection with the execution of the Amendment, certain major shareholders of Align-Rite have entered into an agreement with Photronics pursuant to which they reaffirmed, in light of the Amendment, their prior agreement to, among other things, vote or cause to be voted their shares of Align-Rite common stock in favor of the Merger.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Net sales for the three and nine months ended December 31, 1999, increased 18% to $14,306,000 and 9% to $43,241,000 respectively, compared to $12,082,000 and $39,765,000 in the same periods in the prior fiscal year. The increase in net sales for the quarter of 9% is due to the Company's acquisition of certain assets of Harris Corporation (Intersil) Photomask Business Unit on July 2, 1999. Net sales reflect a decline in incremental orders from several of the Company's existing customers and the postponement of product qualification programs with new customers following the Company's September 15, 1999 announcement of its agreement to merge with Photronics, Inc. During the quarter, the Company also experienced a continued decline in photomask demand from its customers in the thin film head industry. Despite the decline from the thin film head industry and the recent postponement of production qualification programs, the Company continues to believe the strategic investments in leading edge equipment and infrastructure during the past year have positioned Align-Rite to capitalize on the growing demand for 0.25 micron and below photomask applications.

     European net sales for the three months ended December 31, 1999 increased 6% to $5,491,000, compared with $5,203,000 for the same period in the prior year. United States net sales for the three months ended December 31, 1999 increased 28% to $8,815,000, compared with $6,879,000 in the same period of the prior year. This increase in U.S. sales was entirely due to the acquisition of Harris Corporation (Intersil). Absent the acquisition, U.S. sales would have been down approximately 13% compared to the same period in the prior year.

     Gross profit as a percentage of net sales for the three and nine months ended December 31, 1999, decreased to 27.4% and 29.8%, compared to 29.9% and 35.5% in the same period in the prior year. The decrease in gross profit as a percentage of net sales for the three and nine months ended December 31, 1999 is primarily attributable to higher operating costs, lower capacity utilization and product pricing pressures. The adverse impact on sales from the thin film head industry and the postponement of product qualification programs with new customers following the Company's September 15, 1999 announcement of its agreement to merge coupled with the Company's commitment to increase its capabilities, resulted in higher fixed costs primarily depreciation expense, which for the nine months ended December 31, 1999 increased 32% to $5,692,000, compared to $4,306,000 in the prior fiscal year. As the Company continues to invest in capital equipment to keep pace with increased demand, the Company anticipates that its gross profit will fluctuate slightly based on the timing of equipment purchases and related increases in depreciation expense.

     Selling, general and administrative expenses include salaries of sales personnel, marketing expense, general and administrative expense and product distribution expense. Selling, general and administration expenses for the three and nine months ended December 31, 1999 increased slightly to $2,318,000 and $7,107,000, compared with $2,115,000 and $6,458,000, in the prior fiscal year. Selling general and administrative expenses as a percentage of net sales increased for the quarter to 16.2%, compared to 17.5% in the same periods due to decreased revenue leverage. The Company believes selling, general and administrative, as a percentage of sales will remain at approximately 16%, as the Company continues to expand.

     Research and development ("R&D") expense is comprised primarily of personnel costs, material consumption, depreciation and engineering costs. The Company spent $329,000 for the three months ended December 31, 1999, compared to $237,000 in the related prior period. The Company believes it will continue to spend approximately 2% of sales on R&D related projects. The Company anticipates that R&D expense will continue to increase in absolute terms and as a percentage of sales in the future, reflecting its strategy of advancing their technology.

     Net other expense of approximately $468,000 and $846,000 for the three and nine months ended December 31, 1999 respectively, were principally the result of interest expense associated with the Company's $30 million draw-down on its available line-of-credit. As the Company draws down further on its available line, interest expense will continue to increase in the future.

     For the three and nine months ended December 31, 1999, the Company provided for federal and state income tax at an estimated combined rate of 35% for the quarter which is slightly lower than previous quarter, and the nine months decreased to 35.8% from 36.8% due to a geographic shift in earnings to a region with less tax and also the effect of lower state taxes due to application of available credits from capital expenditure purchases.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents were $4,640,000 at December 31, 1999. Net cash provided by operating activities amounted to $2,041,000 for the nine months ended December 31, 1999, compared to $14,824,000 provided by operations for the same period in the prior year. Operating cash flows for the nine months ended December 31, 1999 reflect lower net income, increased non-cash charges related to depreciation and amortization expenses and a significant decrease in equipment payables primarily related to fixed assets purchased that were paid down during the nine months ended December 31, 1999.

     For the nine months ended December 31, 1999, cash used in investing activities totaled $28,713,000 compared to $19,884,000 in the related prior year period. The Company's investing activities during the nine months ended December 31, 1999 increased substantially during the quarter due to the acquisition of Harris Corporation's photomask business unit. Cash from financing activities included $24,800,000 draw down from its $35 million line-of-credit. As of December 31, 1999, the Company had borrowed $30 million from its available line. Equipment payables for which the Company has the ability and intent to refinance utilizing its available line-of-credit during fiscal year 2000 have been classified as long-term at December 31, 1999.

     Management believes that funds generated from operations together with its cash and cash equivalents will be sufficient to meet the Company's normal operating requirements in the near term. If these funds prove to be insufficient, or if new opportunities require the Company to supplement its financial resources, the Company may use established credit lines with its corporate bankers or pursue other sources of financing; however, there can be no assurance other sources of financing will be available at commercially viable terms, if at all.

     On July 2, 1999, the Company completed the acquisition of Harris Imaging Technology Group (ITG), a photomask manufacturer located in Melbourne, Florida. Under the terms of the asset purchase agreement, the purchase price paid by the Company was $13,250,000. The Company has borrowed $13,250,000 from its existing line-of-credit and has increased its line-of-credit from $25 million to $35 million with $30 million drawn down as of December 31, 1999.

  Readiness for Year 2000

     As of the date of this filing, the Company has not experienced any Year 2000 problems that have affected its results of operations, its financial position or its cash flows. The Company will continue to monitor its internal operations for non-compliant components. The Company is also monitoring its open transactions with customers and vendors to ensure that there are no undetected problems that could have a material future impact.

     As of the date of this filing, the Company believes there are no remaining significant risks or exposure as a result of the Year 2000 issue.

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

     27    Financial Data Schedule

(b) Reports on Form 8-K.

     On November 29, 1999, Align-Rite International, Inc. filed a report on Form 8-K relating to certain filings the Company had made with the Federal Trade Commission and the Department of Justice and the receipt of additional information from the Department of Justice.

     On January 13, 2000, Align-Rite International, Inc., filed a report on Form 8-K relating to the amendment to the Agreement and Plan of Merger with Photronics, Inc., as presented in a press release dated January 10, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: ____________                        ALIGN-RITE INTERNATIONAL, INC

                                          JAMES MAC DONALD
                                          --------------------------------------
                                          Chairman of the Board, President &
                                          Chief Executive Director

                                          Petar Katurich
                                          --------------------------------------
                                          Vice President of Finance,
                                          Chief Financial Officer & Secretary

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
11.1     Statement regarding computation of Net Income per common
         share.
27       Financial Data Schedule